Form 10KSB
period 1997-12-31
IMMECOR CORP
filed 1998-04-13
CIK 1039962

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1997

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE THE SECURITIES EXCHANGE ACT OF 1934
             For the Transition Period from __________ to: _________

                        Commission File Number: 333-06966

                               IMMECOR CORPORATION
                 (Name of small business issuer in its charter)


                                   California
                                   68-0324628
(State or jurisdiction of incorporation or (I.R.S. Employer Identification No.)
                   Organization)

       100 Professional Center Drive, Rohnert Park, California 94928-2137
                    (Address of principal executive offices)

                                                            (707) 585-3036
                           (Issuer's Telephone Number)

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, Without Par Value

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [ ]

Check if there is no disclosure of delinquent filers contained in this form in response to item 405 of Regulation S-B, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amanedment to this Form 10-KSB. [X]

         State Issuer's revenues for its most recent fiscal year: $ 5,360,090.

         The aggregate market value of the issuer's Common Stock, without par value, held by non-affiliates of December 31, 1997, was $ 1,686,300. This amount is based upon the offering price of $ 5.25 per share since there is currently no public market for the Company's Common Stock as described in PART II, ITEM 5.

         As of December 31, 1997, there were 2,421,000 shares of the issuer's Common Stock, without par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                               IMMECOR CORPORATION

                                      INDEX
                                TABLE OF CONTENTS

                                     PART I

           Item 1.         Description of Business
           Item 2.         Description of Property
           Item 3.         Legal Proceedings
           Item 4.         Submission of Matters to a Vote of Security Holders

                                     PART II

           Item 5.         Market for Common Equity and Related Stockholder
                              Matters
           Item 6.         Management's Discussion and Analysis or Plan of
                              Operation
           Item 7.         Financial Statements
           Item 8.         Changes In and Disagreements with Accountants
                              on Accounting and Financial Disclosure.

                                    PART III

           Item 9.         Directors, Executive Officers, Promoters and Control
                              Persons;
                           Compliance with Section 16 (a) of the Exchange Act
           Item 10.        Executive Compensation
           Item 11.        Security Ownership of Certain Beneficial Owners and
                              Management
           Item 12.        Certain Relationships and Related Transactions
           Item 13.        Exhibits and Reports on Form 8-K

                           FORWARD LOOKING STATEMENTS

         Immecor Corporation (the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Form 10-KSB or that are otherwise made by or on behalf of the Company. For this purpose, any statement contained in the Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that may affect the Company's results include, but are not limited to, the Company's limited history of profitability, its dependence on a limited number of customers and key personnel, its possible need for additional financing and its dependence on certain industries. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's filings with the Securities and Exchange Commission.

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

         The Company designs and assembles specialized computer systems used in semiconductor manufacturing processes in addition to personal computers customized to specifications by business and individual users. The necessary components are purchased from domestic and foreign manufacturers and distributors. The Company markets the finished product through its own sales force.

         The Company's initial direct public offering filed with the Securities and Exchange Commission on Form SB-2 became effective on November 18, 1997. California approved the filing effective December 19, 1997. The price per share has been set at $5.25 per share and the Company will receive $3,937,500 assuming that all 750,000 shares are sold. There is no minimum number of shares that have to be sold. No shares of this offering had been issued as of December 31, 1997. The Company expects to use the net proceeds to (i) increase assembly capacity,
(ii) increase demonstration equipment and wholesale inventory, (iii) develop new products, and (iv) for working capital and general corporate purposes. None of the net proceeds of this offering will be used to pay existing debt as the Company is virtually debt-free.

         The Company was incorporated in the State of California on January 14, 1994. The Company's corporate offices are located at 100~105 Professional Center Drive, Rohnert Park, California 94928-2137. The Company's telephone number is
(707) 585-3036. The Company's facsimile number is (707) 585-6838. The Company's email address is immecor@immecor.com, and the Company's world wide web home page is http//www.immecor.com.

EMPLOYEES

As of December 31, 1997, the Company had eleven full time and 4 part time emplyees. The Company hires part time employees for non-technical jobs.

ITEM      2.      DESCRIPTION OF PROPERTY

          The Company's corporate headquarters are located at 100~105 Professional Center Drive, Western Business Park, Rohnert Park, California, where the Company maintains 6,000 square feet of office, showroom and assembly space.

ITEM     3.       LEGAL PROCEEDINGS

         The Company filed a lawsuit against three shareholders who were formerly officers and directors of the Company seeking rescission of the issuance of 500,000 shares of common in the acquisition of Advanced Network Communications, Inc. in 1994. In addition, the Companmy is seeking the return of funds it believes were embezzled and taken through fraud during 1994 by the three defendants. The Company and its legal counsel are rigorously pressing this litigation but the case has not been set for trial. It is unlikely that the trial will commence before the end of 1998 and there is no assurance of the outcome of the litigation. Although the Company is the Plaintiff and does not incur the risk of an adverse judgment, the litigation costs of the action may be material to any individual interim period or fiscal year and may be material to the outstanding share balance. See also "Note 6 of Financial Statements".

ITEM     4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

                                     PART II

ITEM     5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company filed a Registration Statement on Form SB-2 for the sale of 750,000 shares of common stock. The Registration Statement was declared effective November 18, 1997. Qualification by coordination in the State of California was declared effective December 19, 1997. Qualifications in other states are pending. The price per share has been set by the Company at $5.25 without retail markups, mark-downs or commissions. The securities are sold directly to the public. There are no broker/dealer agreements in effect regarding this offering.

         The Company commenced selling of its securities in the State of California December 26, 1997. No shares had been issued as of December 31, 1997.

         The stock transfer agent and registrar for the Company's common stock is U.S. Stock Transfer Corporation located at 1745 Gardena Avenue, Glendale, California 91204-2991.

         There is currently no public market for the Company's Common Stock and there is no assurance that a public market will develop.

         The Company expects to list its common stock on various exchanges as soon as it can meet the numerical requirements imposed upon new listings by these stock exchanges.

HOLDERS
         As of December 31, 1997 there were approximately 33 holders of record of the Common Stock.

DIVIDENDS
         The Board of Directors does not currently contemplate the payment of cash dividends. Any decisions as to the payment
                                       -3-
of cash dividends on the Common Stock will depend on the Company's ability to generate earnings, its need for capital, its overall financial condition and such other factors as the Board of Directors deems relevant.

SALES OF UNREGISTERED SECURITIES

         None.

ITEM     6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto included in Part II, item 7 of this report.

RESULTS OF OPERATIONS

FISCAL 1997 AS COMPARED TO FISCAL 1996

         Net sales increased by $1,768,708 or 49% from $3,591,382 in 1996 to $5,360,090 in 1997. Sales to major customers who accounted for over 10% of the Company's sales increased by $2,187,697 from $1,417,168 in 1996 to $3,600,865 in
1997. Sales to these corporate customers for high-end specialty computers have continued to increase steadily since the Company has been able to meet strict shipping deadlines and to maintain high quality control standards. Firm orders on the books of the Company for the first two quarters of 1998 indicate that this trend will continue. Nevertheless, the loss of any one of these major customers would have a material adverse effect on the Company's financial position and results of operation.

         Gross profit increased, as a percentage of net sales, from 13% in 1996 to 24% in 1997 primarily because of higher gross profit margins realized for high-end specialty computers sold to major customers.

         Selling, general and administrative expenses increased as a percentage of net sales from 12% in 1996 to 15% in 1997. The increase in expenses as a percentage of net sales was due to hiring of additional employees and increased compensation levels for employees offset by increased sales volume..

         Net profit before income taxes increased from $71,581or 2% as a percentage of net sales in 1996 to $466,040 or 9% as a percentage of net sales in 1997.

         Net income per share on 2,421,000 shares outstanding increased from 2 cents in 1996 to 12 cents in 1997.

LIQUIDITY AND CAPITAL RESOURCES

STATEMENTS OF CASH FLOWS

         The Company had net cash provided by operating activities of $5,235 in 1996 compared to $268,441 in 1997. The net increase relates primarily to increased profitability. The increase in cash used by investing activities from 1996 to 1997 relates to higher purchases of equipment. The Company had net cash provided by financing activities of $64,688 in 1996 compared with net cash used by financing activities of $117,180 in 1997. The net change relates primarily to significant repayments of notes payable and shareholder advances in 1997 and higher offering costs in 1997.

LINE OF CREDIT

         The Company's line of credit with WestAmerica Bank currently permits borrowing of up to 80% of eligible accounts receivable to a maximum of $250,000 and is secured by a security interest in all accounts receivable, inventory and equipment. The line of credit is also personally guaranteed by the Company's major shareholder. Interest is 4.0% over prime rate (12.50% at December 31, 1997) with a maturity date of May 31, 1998. The line of credit had a zero balance as of December 31, 1997.

NET OPERATING LOSS CARRYFORWARDS

         The Company had federal net operating losses for income purposes of approximately $63,900 at December 31, 1996 which were used to offset taxable federal income in 1997. In addition, the Company had state net operating losses for income purposes of approximately $44,900 at December 31, 1996 which were used to offset taxable state income in 1997. See Note 9 of Financial Statements.

TEM      7.       FINANCIAL STATEMENTS

         The following Financial Statements are filed as part of this report:

         Independent Auditor's Report                                  F-1

         Balance Sheets - December 31, 1996 and 1997                   F-2

         Statements of Income for the years ended                      F-3
         December 31, 1996 and 1997

         Statements of Cash Flows for the years ended
         December 31, 1996 and 1997                                    F-4

         Statements of Shareholder Equity for the years ended          F-5
         December 31, 1996 and 1997

         Notes to Financial Statements                                F-6 to F12


ITEM     8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

                                   MANAGEMENT

The following table sets forth the names of all directors and officers of the Company and the position held held by them:

         Name                               Age      Position

         Heinot H. Hintereder               66       President & CEO, Director

         Jason C. Lai                       30       Vice President, Sales &
                                                     Marketing, Director

         Keith W. Racuya                    52       Secretary, Director

         Richard C. Thiede                  60       Treasurer, Director

         Nhon K. Tran                       34       Vice President,Engineering,
                                                     Director

         Heinot H. Hintereder is cofounder of the Company. Was the Founder and served as President and CEO of Immecor Corporation of Delaware until its acquisition by the Company. Served 5 years as Manager of the Financial & Corporate Support Unit, Fireman's Fund Insurance Companies until retirement in 1992. For 25 years held various other managerial and supervisory positions at Firemans Fund. President, Founder, and CEO of Biblionics Corporation, a software development company. Founder, Partner, and General Manager of W. Koehler K.G., a German trading company. In all, Mr. Hintereder has 35 years experience in large business systems design, selection of computer equipment and system configuration. Mr. Hintereder was educated in Germany and holds the German equivalent of a Masters degree in Business Administration.

         Jason C. Lai is cofounder of the Company. Served as Vice President Sales & Marketing of Immecor Corporation of Delaware until its acquisition by the Company in 1994. Before joining the Company Mr. Lai served 3 years as Sales and Marketing Executive for

Comrex Systemation from 1991 to 1993. Before 1991 Mr. Lai was an independent distributor for Apple computers. Mr. Lai has 10 years experience in the computer business.

         Keith W. Racuya is a local businessman for the last 4 years. Mr. Racuya previously served as large scale computer equipment planner for Fireman's Fund Insurance Companies until retirement in 1994 after 30 years of service, all in computer related capacities.

         Richard C. Thiede served as executive in the Systems Department of Firemans Fund Insurance Companies where he was responsible for the development and implementation of several large corporate computer systems. He also served as Director of M.I.S. Administration for the same company from which he retired in 1991 after 25 years of service. Mr. Thiede was director of finance and administration for the Sea Ranch Association for 4 years and in 1995 became an independent computer consultant. Mr. Thiede combines 30 years of experience in the field of computer system design and computer financing. Mr. Thiede holds a B.S. degree in Finance from Lehigh University.

         Nhon K. Tran is a major investor in the Company. Before joining the Company in July of 1995 as Vice President, Engineering, Mr. Tran served 10 years with Parker Hannifin Corporation in the field of computer driven robotic motion control products, five years of which he served as Associate Engineer for new product development. Mr. Tran received part of his education in Vietnam.

         Directors of the Company hold their offices until the next annual meeting of the Company's stockholders and until their successors have been duly elected and qualified or their earlier resignation, removal from office or death.

         Officers of the Company serve at the pleasure of the Board of Directors and until the first meeting of the Board following the next annual meeting of the Company's stockholders and until their successors have been chosen and qualified.

ITEM     10.      EXECUTIVE COMPENSATION

         The Company's Summary Compensation Table is set forth below. As in previous years the Company had no Option/SAR Grants, Aggregated Option/SAR Grants Exercises or Fiscal Year End Option/SAR's for the year ended December 31, 1997, nor were there any long-term incentive plan awards, or stock options or stock appreciation rights. The Company's compensation to non-employee directors consists of a fee of $100 per meeting of the Board of Directors.

                           SUMMARY COMPENSATION TABLE
                      For the Year ended December 31, 1997

Name and                                             Compensation      Compensation      All Other
Principal Position                                       Paid           Deferred(1)      Compensation

Heinot H. Hintereder, Chief Executive Officer          $ 82,666           $ 50,000          None

Jason C. Lai, Vice President, Sales & Marketing        $160,048           $ 14,093          None

Nhon K. Tran, Vice President, Engineering              $107,618              None           None

Note 1: All deferred compensation was accrued in the financial statements as of December 31, 1997.

EMPLOYMENT AGREEMENTS

         On April 16, 1997, the Company entered into a one (1) year employment agreement with Jason C. Lai ("Lai") the Company's Vice President of sales and marketing. The agreement is renewable for successive one year terms with the consent of both parties. The Company may terminate the agreement for cause at any time and Lai may terminate the agreement at any time by giving written notice to the Company. For a period of one year after its expiration or its termination by the Company for cause, the agreement prohibits Lai from selling any products then being marketed by the Company to its three major customers. This provision may not be enforceable in whole or in part, subject to California court determination. As consideration for performance of specified duties, the Company payS Lai a base annual salary of $100,000 and, in months in which gross sales exceed $250,000, a monthly cash bonus ranging from 0.5% to 1.5% of the Company's gross sales.

INDEMNIFICATION AGREEMENTS

         The Company has entered into or will enter into an indemnification agreement with its directors and executive officers. Each indemnification agreement provides or will provide that the Company will indemnify such person against certain liabilities (including settlements) and legal action, procedding or investigation (other than actions brought by or in the name of the Company) to which he or she is, or is threatened to be, made a party by reason of his or her status as a director, officer or agent of the Company, provided that such director, executive officer or agent acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interest of the Company and, with respect to any criminal proceedings, had no reasonable cause to believe his or her conduct was unlawful. With respect to any action brought by or in the right of the Company, a director, executive officer or agent will also be indemnified, to the extent not prohibited by applicable law, against expenses and amounts paid in settlement, and certain liabilities if so determined by a court of competent jurisdiction, actually and reasonably incurred by him or her in connection with such action if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interest of the Company. Insofar as indemnification for liabilities arising under the federal securities laws may be permitted, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy and is, therefore, unenforcable.

ITEM     11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of December 31, 1997 the number of shares of Common Stock owned of record or beneficially owned by each of the Company's officers, directors, and stockholders owning at least 5% of the Company's issued and outstanding shares of Common Stock, by all of the Company's officers and directors as a group, and the percentage of the total outstanding shares represented by such shares.

Name and Address                    Shares Beneficially                         Approximate
Beneficial Owner                            Owned                             Percent of Class

Mr. Jason C. Lai                         337,500                                    13.94
5625 Mireille Drive
San Jose, CA 95118

Heinot H. Hintereder                     887,300                                    36.65
131 Keppel Way
Cotati, CA 94931

Nhon K. Tran                             375,000                                    15.49
7235 Cadiz Court
Rohnert Park,  CA 94928

James Chu *                              166,666                                     6.88
Address
Unknown

Fred Pao *                               166,667                                     6.88
Address
Unknown

Grace Lee *                              166,667                                     6.88
Address
Unknown

All officers and directors             1,599,800                                    66.08
as a group

* The issuance of these shares may be rescinded subject to the outcome of a pending law suit as described in PART I, ITEM 3.


COMPLIANCE WITH SECTION 16 (A) OF THE 1934 ACT

         Section 16 (a) of the 1934 Act requires the Company's executive officers, directors and holders of more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons are required to furnish the Company with copies of all Section 16 (a) forms they file.

         Based solely on oral or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, with respect to 1997, its executive officers, directors and greater than 10% beneficial owners complied with all such filing requirements.

ITEM     12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Since its inception, from time to time, certain executive officers, directors and shareholders have provided short-term funds to the Company in order to finance medium to large purchases of computer components. All of these funds have been repaid by the Company as noted in Notes to Financial Statements.


 ITEM    13.      EXHIBITS AND REPORTS ON FORM 8-K

A. All schedules have been omitted, as the information is inapplicable or the information is presented in the Financial stetements or Notes thereto.

B. No reports on Form 8-K were required to be filed in the last quarter of 1997.

                                   SIGNATURES
         In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           IMMECOR CORPRATION

Date:    April 3, 1997                     By:   /s/  Heinot H. Hintereder
                                           -----------------------
                                           Heinot H. Hintereder
                                           President and Chief Executive Officer

Date:    April 3, 1997                     By:   /s/  Richard C. Thiede
                                           -----------------------
                                           Richard C. Thiede
                                           Chief Financial Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.requirements of the Securities Act of 1933, this Pre-Effective Amendment to the Registration Statement was signed by the following persons in the capacities and on the dates stated.

SIGNATURE                                                     DATE


/s/ Heinot H. Hintereder
_____________________________________                April 3, 1997
Heinot H. Hintereder, Director

/s/ Richard C. Thiede
_____________________________________                April 3, 1997
Richard C. Thiede

/s/ Jason C. Lai
_____________________________________                April 3, 1997
Jason C. Lai, Director

/s/ Keith W. Racuya
_____________________________________                April 3, 1997
Keith W. Racuya, Director

/s/ Nhon K. Tran
_____________________________________                April 3, 1997
Nhon K. Tran, Director

                                  L.V. DORN II
                           CERTIFIED PUBLIC ACCOUNTANT
                             530 N. HARRISON STREET
                          FORT BRAGG, CALIFORNIA 95437

                               TEL: (707) 964-0866
                               FAX: (707)964-7163


                          INDEPENDENT AUDITOR'S REPORT


To the Shareholders and Board of Directors of Immecor Corporation

I have audited the accompanying balance sheets of Immecor Corporation (the Company) as of December 31, 1996 and 1997, and the related statements of income, cash flows and shareholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements present fairly, in all material respects, the financial position of Immecor Corporation as of December 31, 1996 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1997, in conformity with generally accepted accounting principles.




L. V. Dorn II
March 12, 1997

                               Immecor Corporation
                                 Balance Sheets

                                                                                                  Year ended
                                                                                                  December 31,
                                                                                              1996             1997
ASSETS
Current assets:
   Cash                                                                                 $    54,677       $   164,125
   Accounts receivable (net of allowance for doubtful
      accounts of $ 10,000, $ 10,478)                                                       380,357           520,426
   Inventories (Note 2)                                                                     129,421           343,158
   Notes receivable                                                                           5,765                 -
   Prepaid expenses and other current assets                                                  4,550             9,231
   Deferred income taxes                                                                     14,83              7,743
                                                                                             -----              -----

                  Total current assets                                                      589,604         1,044,683

Equipment and improvements, net (Note 3)                                                     41,960            54,955

Offering costs (Note 10)                                                                     16,238                 -
                                                                                             ------

                  Total assets                                                            $  647,802      $ 1,099,638
                                                                                          ----------      -----------


LIABILITIES and SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable, due within one year (Note 4)                                            $   29,606      $     3,800
   Accounts payable                                                                          254,374          321,391
   Accrued liabilities                                                                        30,671          122,191
   Advances from shareholders (Note 5)                                                        61,579              643
   Customer deposits                                                                           2,794            1,362
   Stock escrow liability (Note 10)                                                                -            4,563
   Income taxes                                                                                    -          131,725
                                                                                                              -------

                  Total current liabilities                                                  379,024          585,675

Long-term liabilities:
   Notes payable, due after one year (Note 4)                                                      -           12,659
   Deferred income taxes                                                                           -           11,484
                                                                                                               ------

                  Total long-term liabilities                                                      -           24,143
                                                                                                               ------


                  Total liabilities                                                          379,024          609,818

Commitments and Contingencies (Note 6)

Shareholders' equity:
   Common stock, no par value, 50,000,000 shares authorized;
       2,421,000 shares issued and outstanding (Note 10)                                     320,500          256,602
   Preferred stock, no par value, 20,000,000 shares authorized;
       no shares issued and outstanding                                                            -                -
   Retained earnings (deficit)                                                             (  51,722)         233,218
                                                                                           -  ------          -------
                  Total shareholders' equity                                                 268,778          489,820
                                                                                             -------          -------

                  Total liabilities and shareholders' equity                           $     647,802   $    1,099,638
                                                                                       -------------   --------------

See accompanying notes to financial statements

                               Immecor Corporation
                              Statements of Income

                                                                                            Year ended
                                                                                            December 31,
                                                                                      1996                 1997


Net sales (Note 7)                                                               $ 3,591,382          $ 5,360,090
Cost of sales                                                                      3,137,320            4,096,793
                                                                                   ---------            ---------

Gross profit                                                                         454,062            1,263,297

Operating costs and expenses:
    Selling, general and
          administrative expenses                                                    435,253              785,138
    Depreciation                                                                       9,408               13,572
    Flood insurance proceeds (Note 8)                                                (65,244)                   -
                                                                                     -------
         Total operating costs and expenses                                          379,417               798,710
                                                                                     -------               -------

         Operating income                                                             74,645               464,587

Interest income                                                                          722                 3,994
Interest expense                                                                      (3,786)               (2,541)
                                                                                      ------                ------

         Income (loss) before income taxes                                            71,581               466,040

Income taxes (Note 9)                                                                 18,800               181,100
                   -                                                                  ------               -------

         Net income (loss)                                                       $    52,781          $    284,940
                                                                                 -----------          ------------



Net income (loss) per share                                                     $       .022           $      .118
                                                                                ------------           -----------

Weighted average shares outstanding                                                2,421,000             2,421,000
                                                                                   ---------             ---------















See accompanying notes to financial statements

                               Immecor Corporation
                            Statements of Cash Flows


                                                                                                   Year ended
                                                                                                   December 31,
                                                                                        1996                   1997


Operating Activities:
Net income (loss)                                                               $      52,781         $     284,940
Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
      Depreciation                                                                      9,408                13,572
      Provision for losses on accounts receivable                                           -                10,000
      Deferred income taxes                                                            18,000                18,575
      Disposal of equipment                                                             2,761                15,246
Changes in:
         Accounts and notes receivable                                                (69,641)             (144,304)
         Inventories                                                                   13,246              (213,737)
         Income taxes                                                                   4,266               131,725
         Prepaid expenses and all other                                                (1,500)               (4,681)
         Accounts payable                                                             (42,074)               67,017
         Accrued liabilities and customer deposits                                     17,988                90,088
                                                                                       ------                ------

Net cash provided by operating activities                                               5,235               268,441
                                                                                        -----               -------

Investing Activities:
   Purchase of equipment                                                             (21,604)               (41,813)
   Other                                                                                   -                      -
Net cash used by investing activities                                                (21,604)               (41,813)
                                                                                     -------                -------

Financing Activities:
   Proceeds from sale of common stock (Note 10)                                            -                  4,563
   Additions to notes payable                                                         29,606                 17,314
   Offering costs                                                                    (16,238)               (47,660)
   Principal payments on notes payable                                                     -                (30,461)
   Shareholder advances                                                               51,320                (60,936)
                                                                                      ------                -------
Net cash (used) provided by financing activities                                      64,688               (117,180)
                                                                                      ------               --------

Increase (decrease) in cash                                                           48,319                109,448

Cash balance, beginning of period                                                      6,358                 54,677
                                                                                       -----                 ------
Cash balance, end of period                                                    $      54,677         $      164,125
                                                                               -------------         --------------

Supplemental Disclosure of Cash flow Information:
   Cash paid during the year for:
      Interest                                                                 $       2,086        $         4,241
                                                                               -------------        ---------------
      Income taxes                                                             $         800        $        30,800
                                                                               -------------        ---------------




See accompanying notes to financial statements

                               Immecor Corporation
                       Statements of Shareholders' Equity


                                           Number of                            Retained
                                           Outstanding           Common         Earnings
                                            Shares                Stock         (Deficit)          Total


Balance, December 31, 1995                2,421,000          $   320,500     $   (104,503)    $    215,997

Year ended December 31, 1996:

  Net income                                                           -           52,781           52,781
                                                                                   ------           ------
Balance, December 31, 1996                2,421,000              320,500          (51,722)         268,778

Year ended December 31, 1997:

  Offering costs (Note 10)                                      ( 63,898)               -          (63,898)
  Net income                                                           -           284,940         284,940
                                                                                   -------         -------

Balance, December 31, 1997                2,421,000        $     256,602      $    233,218     $   489,820
                  --- ----                ---------        -------------      ------------      -----------






















See accompanying notes to financial statements

                               IMMECOR CORPORATION
                          Notes to Financial Statements
                     Years ended December 31, 1996 and 1997

Note 1: Summary of Significant Accounting Policies
Basis of presentation: Immecor Corporation has prepared the financial statements on an accrual basis of accounting and in accordance with generally accepted accounting principles. The financial statements and notes thereto are the responsibility of the Company's management. During 1996 the Company had a division which operated under the name of Computer 2000. During the second quarter of 1997 the division's operations were merged with Immecor Corporation and it no longer operated as a separate division. Its results of operations for 1996 and 1997 and financial position as of December 31, 1996 and 1997 are included in the accompanying financial statements.

Description of business: The Company designs and assembles specialized computer systems used in semiconductor manufacturing processes in addition to personal computers customized to specifications by business and individual users. The necessary components are purchased from domestic and foreign manufacturers and distributors. The Company markets the finished product through its own sales force.

Inventories: Inventories are stated at the lower of cost (first-in, first-out) or market.

Equipment and improvements: Equipment and improvements are carried at cost less accumulated depreciation. Depreciation is provided on the straight-line method over estimated useful lives generally ranging from five to seven years.

Expenditures for major renewals that extend useful lives of equipment and improvements are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

For income tax purposes, depreciation is computed using the accelerated depreciation methods.

Advertising: The Company expenses costs of advertising the first time the advertising takes place.

Income taxes: The Company has adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Accordingly, the Company computes income taxes using the asset and liability method, under which deferred income taxes are provided for temporary differences between the financial basis of the Company's assets and liabilities.

Earnings per share: Earnings per share amounts are based on the weighted average number of common stock shares outstanding during the periods adjusted retroactively to reflect a one for five reverse stock split approved by the Company's Board of Directors on May 14, 1997. There were no common stock equivalents to be considered.

Note 2: Inventories                                                                                December 31,
Inventories consist of the following:                                                   1996                         1997

         Purchased parts                                                        $   104,124                     $   263,570
         Finished systems                                                            25,297                          79,588
                                                                                     ------                          ------


Note 3: Equipment and Improvements                                                              December 31,
Equipment and improvements consist of the following:                                 1996                            1997
          Equipment and furniture                                            $      49,497                       $   51,742
         Transportation equipment                                                   12,243                           24,814
                                                                                    ------                           ------
                                                                                    61,740                           76,556
Less accumulated depreciation                                                       19,780                           21,601
                                                                                    ------                           ------
                                                                             $      41,960                       $   54,955
                                                                             -------------                       ----------

Note 4: Notes Payable                                                                             December 31,
Notes payable consist of the following:                                              1996                              1997
Notes payable to Jerry Liu with interest at
         12% due in January 1997                                               $    15,000                       $        -
Note payable to Thu Tran with interest at
         18% due on demand                                                          14,606                                -
Line of credit with Westamerica with interest at
         4.0% over prime rate (12.50% at
         December 31, 1997) with a maturity
         date of May 31, 1998. Additional terms of
         the line of credit are described below                                          -                                -
Note     payable  to GMAC,  secured  by  transportation  equipment,  payable  in monthly installments of $443 including interest
         of 10.50% through September 2001                                                -                           16,459
                                                                                                                     ------
                                                                                    29,606                           16,459
Total notes payable due
after one year                                                                      29,606                            3,800
                                                                                    ------                            -----
due after one year                                                              $        -                       $   12,659
                                                                                ---------                        ----------


                               IMMECOR CORPORATION
                    Notes to Financial Statements, continued
                     Years ended December 31, 1996 and 1997

Note 4: Notes Payable, continued
The Company received approval on July 9, 1997 for a $250,000 line of credit to finance short term working capital needs. Advances under the line of credit cannot exceed 80% of eligible accounts receivable and is secured by a security interest in all accounts receivable, inventory and equipment. The line of credit is also personally guaranteed by the Company's major shareholder.

Maturities of long-term debt are as follows for the years ended
                       December 31,

                           1998                                 $      3,600
                           1999                                        4,188
                           2000                                        4,650
                           2001                                        3,821
                                                                      ------
                                                                $      6,459

Note 5: Advances from Shareholders
The Company receives advances from some of the corporate officers who are also major shareholders to meet working capital requirements. These advances are generally repaid within 30 to 60 days.

Note 6: Commitments and Contingencies
Long-Term Lease The Company leases its corporate headquarters under a non-cancelable operating lease which expires in January 2001. The Company is also obligated to pay to the lessor its pro-rata share of utilities for the building on a monthly basis.

Minimum future rental payments under the lease agreement as of December 31, 1997 are as follows:

                           1998                                $     56,578
                           1999                                      58,652
                           2000                                      60,998
                           2001                                       5,100
                                                                    --------
                                                                 $  181,328
Rental expense under the above lease was $37,983 in 1996 and $53,533 in 1997.

Litigation:
The Company filed a lawsuit against three former shareholders who were formerly officers and directors of the Company seeking rescission of the issuance of 500,000 shares of the Company's common stock in the acquisition of Advanced Network Communications, Inc. in 1994. In addition, the Company is seeking the return of funds it believes were embezzled and taken through fraud during 1994 by the three defendants. The Company and its legal counsel are rigorously pressing this litigation but the case has not been set for trial. It is unlikely that the trial will commence before the end of 1998 and there is no assurance of the outcome of the litigation. All legal expenses relating to this case have not been significant to date and have been expenses as incurred as reflected in the accompanying financial statements.

Note 7:  Sales to Major Customers
A material part of the Company's business is dependent upon sales to major customers, the loss of which would have a material adverse effect on the
Company's financial position and results of operations. Two customers individually accounted for over 10% of the Company's 1996 sales. Two customers individually accounted for over 38% of total sales in 1996. One customer individually accounted for over 10% of the Company's 1997 sales. Sales to this customer aggregated over 67% of total sales in 1997. The Company is attempting to expand its customer base to lessen the effect of having major customers.

Note 8: Insurance Proceeds
On February 4, 1996, the Company incurred major rain damage to its corporate offices and production facilities due to leaks in the roof which caused an interruption of its operations. The loss was covered by insurance as follows:

                  Inventory replacement                                  $   77,392
                  Business interruption                                      38,821
                  Equipment replacement                                       6,550
                  Miscellaneous cost reimbursement                           24,383
                                                                          ----------
                                                                            147,896
                  Less deductible                                               250
                                                                       ------------
                  Proceeds from insurance company                           146,896
                  Amounts allocated to inventory, equipment and repairs      81,652
                                                                          ---------
                  Insurance proceeds per statement of income              $  65,244
                                                                          ---------

                               IMMECOR CORPORATION
                    Notes to Financial Statements, continued
                     Years ended December 31, 1996 and 1997

Note 9: Income Taxes
A reconciliation of the statutory federal income tax rate with the Company's effective tax rate is as follows for the periods ending:

                                                                                  December 31,
                                                                       1996                        1997

Statutory rate for income from $100,000 to $335,000                    39.0%                       39.0%
Reduction due to income under $100,000 and over $335,000              (20.7)                       (5.0)
State income taxes, net of federal income tax benefit                   7.7                         5.8
                                                                        ---                         ---
Nondeductible costs                                                     1.0                          .1
                                                                        ---                          --
Other                                                                   (.7)                       (1.0)
Effective tax rate
                                                                       26.3%                       38.9%
                                                                       ----                        ----

The provision (credit) for income taxes consists of the following for the years ended:

                                                                                     December 31,
                                                                         1996                       1997
Currently payable:
Federal                                                       $             -                 $  125,540
State                                                                     800                     36,985
Deferred liability (benefit)                                       $   18,000                $    18,575
                                                                   ----------                -----------

Deferred income taxes (benefits) reflect the tax effect of temporary differences between the amounts of assets and liabilities for financial reporting and amounts as measured for tax purposes. The tax effect of temporary differences and carryforwards that cause significant portions of deferred tax assets and liabilities are as follows for the years ended:

                                                                                       December 31,
                                                                            1996                        1997
Depreciation                                                           $          (255)                 $ (9,119)
Inventory, accounts receivable, allowances and prepaids                         18,375                         -
Tax loss carryforward                                                                -                    23,966
Other, net                                                                        (120)                    3,728
                                                                                  ----                     -----
                                                                              $ 18,000                  $ 18,575
                                                                              --------                  --------

The Company had federal net operating losses for income purposes of approximately $63,900 at December 31, 1996 which were used to offset taxable federal income in 1997. In addition, the Company had state net operating losses for income purposes of approximately $44,900 at December 31, 1996 which were used to offset taxable state income in 1997.

Note 10:  Stock Offering
The Company's initial direct public offering filed with the Security and Exchange Commission became effective November 18, 1997. California approved the filing effective December 19, 1997. The price per share of common stock has been set at $5.25 and the Company will receive $3,937,500 assuming that all 750,000 shares are sold. There is no minimum number of shares that have to be sold.

The Company received $4,563 from this offering after the offering became effective and these funds were placed in a separate bank account. The shares of common stock had not been issued by the transfer agent at year end so this amount has been shown as a liability at December 31, 1997 and not as common stock issued.

Offering cost which had been classified as an asset at December 31, 1996 and offering costs incurred in 1997 were recorded as a reduction of common stock once the offering became effective.