Form 10QSB
period 1997-12-31
IMMECOR CORP
filed 1998-05-21
CIK 1039962

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE THE SECURITIES EXCHANGE ACT
                            OF 1934 For the quarterly
                           period ended March 31, 1998

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [ ]

         As of March 31, 1998, there were 2,428,226 shares of the issuer's Common Stock, without par value, outstanding.

                               IMMECOR CORPORATION

                                      INDEX

                                     PART I.
                              FINANCIAL INFORMATION

Item 1.           Balance Sheets at March 31, 1997 and 1998
                  Statements of Income for the three months ended March 31, 1997 and 1998 Statements of Cash Flows for the three months ended March 31, 1997 and 1998 Statements of Shareholders' Equity for the three months ended March 31, 1997 and 1998 Notes to Financial Statements Financial Data Sheet

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     PART II
                                OTHER INFORMATION

Item 1.           Legal Proceedings
Item 2.           Changes in Securities
Item 3.           Defaults upon Senior Securities
Item 4.           Submission of Matters to a Vote of Security-Holders
Item 5.           Other Information
Item 6.           Exhibits and Reports on Form 8-K
Signatures
                                     PART I
                              FINANCIAL INFORMATION


                               IMMECOR CORPORATION
                                  BALANCE SHEET
                                   (unaudited)


         ASSETS
                                                                                        March 31,
                                                                                1997                      1998
Current Assets:
          Cash                                                                   10,776                   60,663
Accounts receivable (net of allowance for
         doubtful accounts of $10,000, $10,478)                                 437,662                   465,895
         Inventories (Note 2)                                                   209,167                   361,823
         Notes receivable                                                         5,543                         -
         Prepaid expenses and other current assets                                3,050                    12,106
         Deferred income taxes                                                      384                     9,953
                                                                                    ---                     -----
         Total current assets                                                   666,582                   910,440

         Equipment and improvements, net (Note 3)                                41,694                    51,832

         Offering costs (Note 10)                                                26,799                         -
                              --                                                 ------                    ------

                  Total assets                                                  735,075                   962,272

         LIABILITIES and SHAREHOLDERS' EQUITY

         Current Liabilities:
         Notes payable, due within one year (Note 4)                              7,303                     3,872
         Accounts payable                                                       353,019                   199,765
         Accrued liabilities                                                     25,194                    21,549
         Advances from shareholders (Note 5)                                     28,227                       643
         Customer deposits                                                        1,178                     3,582
         Income taxes                                                             1,700                   145,781
                                                                                  -----                   -------
                  Total current liabilities                                     416,621                   375,192
         Long-term Liabilities:
            Notes payable, due after one year (Note 4)                                -                    11,662
            Deferred income taxes                                                     -                    11,153
                                                                                 ------                    ------
                  Total long-term liabilities                                         -                    22,815
                                                                                                           ------

                  Total liabilities                                             416,621                   398,007

         Commitments and Contingencies (Note 6)

         Shareholders' Equity:
         Common stock, no par value, 50,000,000 shares authorized;
            2,421,000 and 2,428,226 shares issued and outstanding (Note 9)      320,500                   276,384
         Preferred Stock, no par value, 20,000,000 shares authorize
            no shares issued and outstanding                                          -                         -
         Retained earnings (deficit)                                             (2,046)                  287,881
                                                                                 ------                   -------
                  Total shareholders' equity                                    318,454                   564,265
                                                                                -------                   -------

                  Total liabilities and shareholders' equity                    735,075                   962,272


See accompanying notes to financial statements


                               IMMECOR CORPORATION
                               STATEMENT OF INCOME
                                   (unaudited)


                                                                                        March 31,
                                                                                1997                      1998

Net sales (Note 7)                                                              935,433                 1,068,047
Cost of sales                                                                   735,739                   803,068
                                                                                -------                   -------

Gross profit                                                                    199,694                   264,979

Operating costs and expenses:
      Selling, general and administrative expenses                              131,133                   188,935
     Depreciation                                                                 3,218                     3,871
                                                                                  -----                     -----
         Total operating costs and expenses                                     134,351                   192,806

         Operating income                                                        65,343                    72,173

Interest income                                                                     483                       780
Interest expense                                                                      -                      (590)
                                                                                                             ----

         Income (loss) before income taxes                                       65,826                    72,363
Income taxes (Note 8)                                                            16,150                    17,700
                                                                                ------                    ------

         Net income (loss)                                                       49,676                    54,663

Net income (loss) per share                                                         .021                     .023

Weighted average shares outstanding                                            2,421,000                2,423,409



See accompanying notes to to financial statements


                               IMMECOR CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                                                        March 31,
                                                                                1997                      1998


Operating Activities:
Net income (loss)                                                               49,676                     54,663
Adjustments to reconcile net income (loss) to
         net cash provided by operating activities:
    Depreciation                                                                 3,218                      3,871
    Provision for losses on accounts receivable                                      -                          -
    Deferred income taxes                                                       14,450                     (2,541)
    Disposal of equipment                                                            -                          -
Changes in:
    Accounts and notes receivable                                              (57,083)                    54,531
    Inventories                                                                (79,746)                   (18,665)
    Income taxes                                                                 1,700                     14,056
    Prepaid expenses and all other                                               1,500                     (2,875)
    Accounts payable                                                            98,645                   (121,626)
    Accrued liabilities and customer deposits                                   (7,093)                   (98,422)
                                                                                ------                    -------

Net cash provided by (used in) operating activities                             25,267                   (117,008)
Investing Activities:
    Purchase of equipment                                                       (2,952)                      (748)
    Other                                                                            -                          -
                                                                                ------                    -------
    Net cash used by investing activities                                       (2,952)                      (748)
                                                                                ------                       ----

Financing Activities:
    Proceeds from sale of common stock (Note 9)                                      -                     33,374
    Additions to notes payable                                                       -                          -
    Offering costs                                                             (10,561)                   (18,155)
    Principal payments on notes payable                                        (22,303)                      (925)
    Shareholder advances                                                       (33,352)                         -
                                                                               -------                    -------
Net cash (used) provided by financing activities                               (66,216)                    14,294
                                                                               -------                     ------

Increase (decrease) in cash                                                    (43,901)                  (103,462)

Cash balance, beginning of period                                               54,677                    164,125
                                                                                ------                    -------
Cash balance, end of period                                                     10,776                     60,663
                                                                                ------                     ------

Supplemental Disclosure of Cash Flow information:
    Cash paid during the year for:
    Interest                                                                         -                        590
                                                                                                              ---
    Income taxes                                                                     -                      6,185
                                                                                                            -----



See accompanying notes to to financial statements


                               IMMECOR CORPORATION
                        STATEMENT OF SHAREHOLDERS' EQUITY
                                   (unaudited)



                                    Number of                                      Retained
                                    Outstanding                   Common           Earnings
                                    Shares                         Stock           (Deficit)                  Total

Balance, December 31, 1996          2,421,000                 $   320,500       $    (51,722)             $   268,778

Three months ended March 31, 1997 (unaudited):

Net income                                  -                 $         -       $     49,676             $     49,676
                                   ----------                 ------------      ------------            -------------

Balance, March 31, 1997             2,421,000                 $   320,500       $     (2,046)             $   318,454
                                    ---------                 -----------       ------------              -----------

Balance, December 31, 1997:         2,421,000                 $   256,602        $   233,218              $   489,820

Three months ended March 31, 1998 (unaudited):

Common stock issued (Note 9)            7,226                $     37,937        $         -             $     37,937

Offering costs (Note 9)                     -                $    (18,155)       $         -             $    (18,155)

Net income                                                   $          -       $     54,663              $    54,663
                                                             -----------        ------------              -----------

Balance, March 31, 1998             2,428,226                $    276,384        $   287,881            $     564,265
                                    ---------                ------------        -----------            -------------


See accompanying notes to to financial statements

                               IMMECOR CORPORATION
                          Notes to Financial Statements
             Three Months ended March 31, 1997 and 1998 (unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of presentation:
Immecor Corporation has prepared the financial statements on an accrual basis of accounting and in accordance with generally accepted accounting principles. The financial statements and notes thereto are the responsibility of the Company's management. During 1996 the Company had a division which operated under the name of Computer 2000. During the second quarter of 1997 the division's operations were merged with Immecor Corporation and it no longer operated as a separate division. Its results of operations for 1997 and financial position as of March 31, 1997 are included in the accompanying financial statements.

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

Note 2: Inventories

Inventories consist of the following:

                                                                                        March 31,
                                                                                1997                       1998
                                                                                ----                       ----

Purchased parts                                                                 163,547                   259,225
Finished Systems                                                                 45,620                   102,598
                                                                                -------                   -------
                                                                                209,167                   361,823

Note 3: Equipment and Improvements

Equipment and improvements consist of the following:                                    March 31,
                                                                                1997                      1998
                                                                                ----                      ----
Equipment and furniture                                                         52,449                    52,490
Transportation equipment                                                        12,243                    24,814
                                                                                ------                    ------
                                                                                64,692                    77,304
Less accumulated depreciation                                                   22,998                    25,472
                                                                                ------                    ------
                                                                                41,694                    51,832
Note 4: Notes Payable
                                                                                        March 31,
                                                                                1997                      1998
                                                                                ----                      ----

Note payable to Thu Tran with interest at 18% due on demand                     7,303                          -

Line of credit with Westamerica with interest at 4.0% over prime rate (12.50% at
December 31, 1997) with a maturity date of
May 31, 1998. Additional terms of the line of credit are described below            -                          -

Note payable to GMAC, secured by transportation equipment, payable in
monthly installments of $443 hrough September 2001                                  -                     15,534
                                                                                                          ------
                                                                                7,303                     15,534
Less notes payable due within one year                                          7,303                      3,872
                                                                                -----                      -----
Total notes due payable due after one year                                          -                     11,662

The Company received approval on July 9, 1997 for a $250,000 line of credit to finance short term working capital needs. Advances under the line of credit cannot exceed 80% of eligible accounts receivable and is secured by a security interest in all accounts receivable, inventory and equipment. The line of credit is also personally guaranteed by the Company's major shareholder.

Maturities of long-term debt are as follows for the years ended March 31, 1998:
                           1999                               $      3,872
                           2000                                      4,299
                           2001                                      4,773
                           2002                                      2,590
                                                              $     15,534

Note 5: Advances from Shareholders

The Company receives advances from some of the corporate officers who are also major shareholders to meet working capital requirements. These advances are generally repaid within 30 to 60 days.

Note 6: Commitments and Contingencies

Long-Term Lease:
The Company leases its corporate headquarters under a non-cancelable operating lease which expires in January 2001. The Company is also obligated to pay to the lessor its pro-rata share of utilities for the building on a monthly basis.

Minimum future rental payments under the lease agreement as of March 31, 1997 and 1998 are as follows for the twelve months ended:
                           1999                               $     56,955
                           2000                                     59,233
                           2001                                     50,995
                                                              $    167,183

Rental expense was $11,100 and $14,144 for the three months ended March 31, 1997 and 1998, respectively.

Litigation:
The Company filed a lawsuit against three shareholders who were formerly officers and directors of the Company seeking rescission of the issuance of 500,000 shares of the Company's common stock in the acquisition of Advanced Network Communications, Inc. in 1994. In addition, the Company is seeking the return of funds it believes were embezzled and taken through fraud during 1994 by the three defendants. The Company and its legal counsel are rigorously pressing this litigation but the case has not been set for trial. It is unlikely that the trial will commence before the end of 1998 and there is no assurance of the outcome of the litigation. All legal expenses relating to this case have not been significant to date and have been expensed as incurred as reflected in the accompanying financial statements.

Note 7:  Sales to Major Customers

A material part of the Company's business is dependent upon sales to major customers, the loss of which would have a material adverse effect on the
Company's financial position and results of operations. Two customers individually accounted for over 10% of the Company's sales for the three months ended March 31, 1997. Sales to these two customers aggregated over 62% of total sales for this period. One customer individually accounted for over 10% of the Company's sales for the three months ended March 31, 1998. Sales to this customer aggregated over 77% of total sales for this period. The Company is attempting to expand its customer base to lessen the effect of having major customers.

Note 8: Income Taxes

A  reconciliation  of the statutory  federal  income tax rate with the Company's effective tax rate is as follows for the three months ended:
                                                                                        March 31,
                                                                                1997                      1998
                                                                                ----                      ----

Statutory rate for income from $100,000 to $335,000                             39.0%                      39.0%
Reduction due to income under $100,000 and over $335,000                       (21.6)                     (21.5)
State income taxes, net of federal income tax benefit                            7.0                        6.8
                                                                                 ---                        ---
Nondeductible costs                                                              0.1                        0.2
                                                                                 ---                        ---
Other                                                                              -
Effective tax rate                                                              24.5                       24.5
The provision (credit) for income taxes consists of the following for the three months ended:
                                                                                        March 31,
                                                                                1997                      1998
                                                                                ----                      ----
Currently payable:
         Federal                                                                    -                     13,700
         State                                                                  1,700                      6,541
Deferred liability (benefit)                                                   14,450                     (2,541)
                                                                               ------                     ------
                                                                               16,150                     17,700

Deferred income taxes (benefits) reflect the tax effect of temporary differences between the amounts of assets and liabilities for financial reporting and amounts as measured for tax purposes. The tax effect of temporary differences and carryforwards that cause significant portions of deferred tax assets and liabilities are as follows for the three months ended:

                                                                                        March 31,
                                                                                1997                      1998
                                                                                ----                      ----

Depreciation                                                                     (100)                      (331)
Inventory, accounts receivable allowances and prepaids                              -                     (2,210)
Tax loss carryforward                                                           14,400                        -
Other, net                                                                         150                        -
                                                                                   ---                    ------
                                                                                14,450                    (2,541)

The Company had federal net operating losses for income purposes of approximately $63,900 at December 31, 1996 which were used to offset taxable federal income in 1997. In addition, the Company had state net operating losses for income purposes of approximately $44,900 at December 1996 which were used to offset taxable state income in 1997.

Note 9: Stock Offering

The Company's initial direct public offering filed with the Securities and Exchange Commission became effective November 18, 1997. California approved the filing effective December 19, 1997. The price per share of common stock has been set at $5.25 and the Company will receive $3,937,500 assuming all 750,000 shares are sold. There is no minimum number of shares that have to be sold.

Offering costs which had been classified as another asset at March 31, 1997 were recorded as a reduction of common stock once the offering became effective and any offering costs incurred during the three months ended March 31, 1998 are also reported as a reduction of common stock proceeds received.






 .

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales

Net sales increased by $132,614 or 14.17% from $935,433 for the three months ended March 31, 1997 (the "1997 period") to $1,068,047 for the three months ended March 31, 1998 ("the 1998 period"). As in prior years sales in the first quarter of each year tend to be significantly lower than sales during the last three quarters of the year.

The net sales increase resulted primarily from increased demand from major customers responsible for the majority of the Company's sales for each period and fluctuations from period to period are primarily influenced by this constraint. (See "Note 7 to Financial Statements"). Sales to the major customers for high-end specialty computers have continued to increase steadily since the Company has been able to meet strict shipping deadlines and to maintain high quality control standards. Orders on the books of the Company for the remainder of 1998 indicate that this trend will continue. Nevertheless, the loss of the major customers would have a material adverse effect on the Company's financial position and results of operations.

Gross Profit

As a percentage of net sales, gross profits increased from 21.35% in the 1997 period to 24.81% in the 1998 period because of higher margins realized for high-end customized specialty computers.

Selling,  General and Administrative Expenses

Selling, general and administrative expenses increased as a percentage of net sales from 14.02% in the 1997 period to 17.69% in the 1998 period. The increase in expenses as a percentage of net sales was primarily due to hiring additional employees, increased compensation levels for employees offset by increased sales volume.

Liquidity and Capital Resources

On March 31, 1997 and March 31, 1998 the Company had net working capital of $249,961 and $535,248 respectively. The $285,287 increase in working capital from 1997 to 1998 was primarily due to significant improvement in profitablity for the last three quarters of 1997 compared to the last three quarters of 1996.

The Company had net cash provided by operating activities of $25,267 in the 1997 period compared to net cash used by operating activities of $117,008 in the 1998 period. The $142,275 difference relates primarily to significant decrease in current liabilities during the 1998 period.

The Company had net cash used by by financing activities of $66,216 in the 1997 period compared to net cash provided by financing activities of $14,294 in the 1998 period. The $80,510 difference relates primarily to significant repayments of notes payable and shareholder advances in the 1997 period which did not reoccur during the 1998 period. In addition the Company incurred offering costs in the 1997 period before the offering was approved and stock could be sold. In the 1998 period, the Company received proceeds from the stock offering.

                                    PART II.
                                OTHER INFORMATION

Item 1.  Legal Proceedings

The Company filed a lawsuit against three shareholders who were formerly officers and directors of the Company seeking rescission of the issuance of 500,000 shares of the Company's common stock in the acquisition of Advanced Network Communications, Inc. in 1994. In addition, the Company is seeking the return of funds it believes were embezzled and taken through fraud during 1994 by the three defendants. The Company and its legal counsel are rigorously pressing this litigation but the case has not been set for trial. It is unlikely that the trial will commence before the end of 1998 and there is no assurance of the outcome of the litigation. All legal expenses relating to this case have not been significant to date and have been expensed as incurred as reflected in the accompanying financial statements.

Item 2.   Changes in Securities

There were no changes in rights of securities holders.

Item 3.  Defaults upon Senior Securities

There were no defaults upon senior securities.

Item 4.  Submission of Matters to a Vote of Security-Holders

There were no matters submitted to the vote of securities holders.

Item 5.  Other Information

There were no major contracts signed during the period.

Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the period.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Commission the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMECOR CORPORATION
      (Registrant)





May   12, 1998             Heinot H. Hintereder
     Date           President and Chief Executive Officer