Form 10QSB
period 1998-06-30
IMMECOR CORP
filed 1998-08-10
CIK 1039962

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         OF THE THE SECURITIES EXCHANGE
                          ACT OF 1934 For the quarterly
                           period ended June 30, 1998

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

         As of June 30, 1998, there were 2,433,351 shares of the issuer's Common Stock, without par value, outstanding.

                               IMMECOR CORPORATION

                                      INDEX

                                     PART I.
                              FINANCIAL INFORMATION

Item 1.           Balance Sheets at June 30, 1997 and 1998
                  Statements of Income for the three months and six months ended June 30, 1997 and 1998 Statements of Cash Flows for the six months ended June 30, 1997 and 1998 Statements of Shareholders' Equity for the six months ended June 30, 1997 and 1998 Notes to Financial Statements Financial Data Sheet

                  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

                               IMMECOR CORPORATION
                                  BALANCE SHEET
                                   (unaudited)


         ASSETS
                                                                                        June 30,
                                                                                1997                      1998
                                                                                ------------------------------
Current Assets:
          Cash                                                                   96,891                   99,480
Accounts receivable (net of allowance for
         doubtful accounts of $20,000, $20,478)                                 577,790                   775,986
         Inventories (Note 2)                                                   204,250                   188,490
         Notes receivable                                                         5,385                         -
         Prepaid expenses and other current assets                                3,050                     9,481
         Deferred income taxes                                                    2,500                    17,683
                                                                                ---------                --------
         Total current assets                                                   889,866                 1,091,120

         Equipment and improvements, net (Note 3)                                41,329                    48,176

         Offering costs (Note 10)                                                43,105                         -
                                                                                --------              ------------

                  Total assets                                                  974,300                 1,139,296

         LIABILITIES and SHAREHOLDERS' EQUITY

         Current Liabilities:
         Notes payable, due within one year (Note 4)                              7,303                     3,985
         Accounts payable                                                       412,734                   203,888
         Accrued liabilities                                                     57,779                     8,549
         Advances from shareholders (Note 5)                                     41,715                       643
         Customer deposits                                                            -                     2,858
         Income taxes                                                            57,916                   205,546
                                                                                ---------                 -------
                  Total current liabilities                                     577,447                   425,469
         Long-term Liabilities:
            Notes payable, due after one year (Note 4)                                -                    10,619
            Deferred income taxes                                                     -                    10,822
                                                                               ----------               ---------
                  Total long-term liabilities                                         -                    21,441
                                                                               ----------                --------

                  Total liabilities                                             577,447                   446,910

         Commitments and Contingencies (Note 6)

         Shareholders' Equity:
         Common stock, no par value, 50,000,000 shares authorized;
            2,421,000 and 2,433,351 shares issued and outstanding (Note 9)      320,500                   297,845
         Preferred Stock, no par value, 20,000,000 shares authorized;
            no shares issued and outstanding                                          -                         -
         Retained earnings (deficit)                                             76,353                   394,541
                                                                              ---------                   -------
                  Total shareholders' equity                                    396,853                   692,386
                                                                                -------                   -------

                  Total liabilities and shareholders' equity                    974,300                 1,139,296


See accompanying notes to financial statements

                               IMMECOR CORPORATION
                               STATEMENT OF INCOME
                                   (unaudited)

                                                           Three months ended                 Six months ended
                                                              June 30,                           June 30,
                                                         1997             1998             1997             1998
                                                         ----             ----             ----             ----

Net sales (Note 7)                                   1,420,341         1,435,322        2,355,774         2,503,369
Cost of sales                                        1,086,455           994,046        1,822,194         1,797,114

Gross profit                                           333,886           441,276          533,580           706,255

Operating costs and expenses:
      Selling, general and administrative expenses     198,981           240,643          330,114           429,578
     Depreciation                                        3,418             3,871            6,636             7,742
                                                     ---------         ---------        ---------        ----------
         Total operating costs and expenses            202,399           244,514          336,750           437,320
                                                       -------           -------          -------          --------

         Operating income                              131,487           196,762          196,830           268,935

Interest income                                          1,812               411            2,295             1,191
Interest expense                                             -            (4,013)               -            (4,603)
                                                   -----------           --------       ----------         ---------

         Income (loss) before income taxes             133,299            193,160         199,125           265,523
Income taxes (Note 8)                                   54,900             86,500          71,050           104,200
                                                      --------           --------         -------         ---------

         Net income (loss)                              78,399            106,660         128,075           161,323

Net income (loss) per share                              0.032              0.043           0.053             0.066

Weighted average shares outstanding                  2,421,000          2,432,051       2,421,000         2,427,730



See accompanying notes to to financial statements

                               IMMECOR CORPORATION
                             STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                                                    Six months ended June 30,
                                                                                1997                      1998
                                                                             ----------                ----------


Operating Activities:
Net income (loss)                                                              128,075                   161,323
Adjustments to reconcile net income (loss) to
         net cash provided by operating activities:
    Depreciation                                                                 6,636                     7,742
    Provision for losses on accounts receivable                                 10,000                    10,000
    Deferred income taxes                                                       12,334                   (10,602)
    Disposal of equipment                                                            -                                  -
Changes in:
    Accounts and notes receivable                                             (207,053)                 (265,560)
    Inventories                                                                (74,829)                  154,668
    Income taxes                                                                57,916                    73,821
    Prepaid expenses and all other                                               1,500                      (250)
    Accounts payable                                                           158,360                  (117,503)
    Accrued liabilities and customer deposits                                   24,314                  (116,709)
                                                                               -------                  ---------

Net cash provided by (used in) operating activities                            117,253                  (103,070)
                                                                              --------                 ----------
Investing Activities:
    Purchase of equipment                                                       (6,005)                     (963)
    Other                                                                            -                         -
                                                                          ------------                 ---------
    Net cash used by investing activities                                       (6,005)                     (963)
                                                                               -------                ----------

Financing Activities:
    Proceeds from sale of common stock (Note 9)                                      -                    64,843
    Additions to notes payable                                                       -                         -
    Offering costs                                                             (26,867)                  (23,600)
    Principal payments on notes payable                                        (22,303)                   (1,855)
    Shareholder advances                                                       (19,864)                        -
                                                                              --------              ------------
Net cash (used) provided by financing activities                               (69,034)                   39,388
                                                                              --------                   -------

Increase (decrease) in cash                                                     42,214                   (64,645)

Cash balance, beginning of period                                               54,677                   164,125
                                                                              --------                   -------
Cash balance, end of period                                                     96,981                    99,480
                                                                              --------                  --------

Supplemental Disclosure of Cash Flow information:
    Cash paid during the year for:
    Interest                                                                         -                     4,603
                                                                           -----------                  --------
    Income taxes                                                                   800                    40,981
                                                                             ---------                   -------



See accompanying notes to to financial statements

                               IMMECOR CORPORATION
                        STATEMENT OF SHAREHOLDERS' EQUITY
                                   (unaudited)



                                    Number of                                       Retained
                                    Outstanding                   Common            Earnings
                                    Shares                         Stock            (Deficit)                   Total

Balance, December 31, 1996          2,421,000                 $   320,500       $    (51,722)              $   268,778

Six months ended
June 30, 1997 (unaudited):

Net income                                  -                          -             128,075                   128,075
                                    -----------             ------------        ------------                ----------
Balance, June 30, 1997              2,421,000                     320,500             76,353                   396,853
                                    ---------               -------------       ------------                ----------

Balance, December 31, 1997:         2,421,000                     256,602            233,218                   489,820

Six months ended
June 30, 1998 (unaudited):

Common stock issued (Note 9)           12,351                      64,843                  -                    64,843

Offering costs (Note 9)                     -                     (23,600)                 -                   (23,600)

Net income                                                              -            161,323                   161,323
                                     --------                ------------       ------------                ----------

Balance, June 30, 1998              2,433,351                 $   297,845        $   394,541             $     692,386
                                    ---------               -------------       ------------             ---------------


See accompanying notes to to financial statements

                               IMMECOR CORPORATION
                          Notes to Financial Statements
               Six Months ended June 30, 1997 and 1998 (unaudited)

Note 1: Summary of Significant Accounting Policies

Basis of presentation:
Immecor Corporation has prepared the financial statements on an accrual basis of accounting and in accordance with generally accepted accounting principles. The accompanying unaudited financial statements and notes thereto are the responsibility of the Company's management and have been prepared from the records of the Company and, in the opinion of management, include all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 1998 and results of operatoions and cash flows for the six months then ended.

During 1996 the Company had a division which operated under the name of Computer 2000. During the second quarter of 1997 the division's operations were merged with Immecor Corporation and it no longer operated as a separate division. Its results of operations for 1997 and financial position as of June 30, 1997 are included in the accompanying financial statements.

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

Equipment and improvements:
Equipment and improvements are carried at cost less accumulated depreciation. Depreciation is provided on the straight-line method over estimated useful lives generally ranging from three to seven years.

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

Note 2: Inventories

Inventories consist of the following:
                                                                                        June 30,
                                                                                1997                      1998
                                                                                ------------------------------

Purchased parts                                                                 145,975                   140,380
Finished Systems                                                                 58,275                    48,110
                                                                               --------                  --------
                                                                                204,250                   188,490


Note 3: Equipment and Improvements

Equipment and improvements consist of the following:                                    June 30,
                                                                                1997                      1998
                                                                                ------------------------------
Equipment and furniture                                                         55,502                    52,705
Transportation equipment                                                        12,243                    24,814
                                                                                ------                    ------
                                                                                67,745                    77,519
Less accumulated depreciation                                                   26,416                    29,343
                                                                                ------                    ------
                                                                                41,329                    48,176

Note 4: Notes Payable

                                                                                        June 30,
                                                                                1997                      1998
                                                                                ------------------------------
Notes payable consist of the following:
Note payable to Thu Tran with interest at 18% due on demand                     7,303                           -

Line of credit  with  Westamerica  with  interest at 3.5% over prime rate with a maturity date of April 30, 1999.
 Additional terms of the line of credit are described below                         -                           -

Note payable to GMAC, secured by transportation equipment, payable in
monthly installments of $443 hrough September 2001                                  -                      14,604
                                                                                                           ------
                                                                                7,303                      14,604
Less notes payable due within one year                                          7,303                       3,985
                                                                                -----                       -----
Total notes due payable due after one year                                          -                       10,619

The Company has a $500,000 line of credit to finance short-term working capital needs. Advances under the line of credit cannot exceed 80% of eligible accounts receivable and is secured by a security interest in all accounts receivable, inventory and equipment.
The line of credit is also personally guaranteed by the Company's major shareholder.

Maturities of long-term debt are as follows for the twelve months ended June 30, 1998:
                           1999                               $      3,985
                           2000                                      4,413
                           2001                                      4,899
                           2002                                      1,307
                                                              $     14,604

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

Minimum future rental payments under the lease agreement as of June 30, 1998 are as follows for the twelve months ended:
                           1999                               $     57,520
                           2000                                     59,821
                           2001                                     35,697
                                                              $    153,038

Rental expense under the above lease was $25,244 and $28,289 for the six months ended June 30, 1997 and 1998, respectively.

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

Note 7:  Sales to Major Customers

A material part of the Company's business is dependent upon sales to major customers, the loss of which would have a material adverse effect on the
Company's financial position and results of operations. One customer individually accounted for over 10% of the Company's sales for the six months ended June 30, 1997. Sales to this customer aggregated over 65% of total sales for this period. One customer individually accounted for over 10% of the Company's sales for the six months ended June 30, 1998. Sales to this customer aggregated over 78% of total sales for this period. The Company is attempting to expand its customer base to lessen the effect of having major customers.

Note 8: Income Taxes

A reconciliation of the statutory federal income tax rate with the Company's effective tax rate is as follows for the six months ended:

                                                                                        June 30,
                                                                                1997                      1998
                                                                                 -----------------------------

Statutory rate for income from $100,000 to $335,000                             39.0%                     39.0%
Reduction due to income under $100,000 and over $335,000                        (8.4)                     (6.3)
State income taxes, net of federal income tax benefit                            5.7                       5.5
Nondeductible costs                                                              0.1                       0.3
Other                                                                          ( 0.7)                      0.7
Effective tax rate                                                              35.7%                     39.2%

The provision (credit) for income taxes consists of the following for the six months ended:
                                                                                        June 30,
                                                                                1997                      1998
                                                                                ------------------------------
Currently payable:
         Federal                                                              43,229                      90,002
         State                                                                15,487                      24,800
Deferred liability (benefit)                                                  12,334                     (10,602)
                                                                              ------                     -------
                                                                              71,050                     104,200


Deferred income taxes (benefits) reflect the tax effect of temporary differences between the amounts of assets and liabilities for financial reporting and amounts as measured for tax purposes. The tax effect of temporary differences and carryforwards that cause significant portions of deferred tax assets and liabilities are as follows for the six months ended:

                                                                                        June 30,
                                                                                1997                      1998
                                                                                ------------------------------

Depreciation                                                                     (200)                     (662)
Inventory, accounts receivable allowances and prepaids                         (4,120)                   (9,940)
Tax loss carryforward                                                          16,504                         -
Other, net                                                                        150                         -
                                                                                ------                    -----
                                                                               12,334                   (10,602)

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

Offering costs which had been classified as another asset at June 30, 1997 were recorded as a reduction of common stock once the offering became effective and any offering costs incurred from June 30, 1997 through June 30, 1998 have also been recorded as a reduction of common stock proceeds received.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales

Net sales increased by $147,595 or 6.27% from $2,355,774 for the six months ended June 30, 1997 to $2,503,369 for the six months ended June 30, 1998.

For the three months ended June 30, 1998, the Company's net sales increased by $14,921 or 1.06% from $1,420,341 for the three months ended June 30, 1997 to $1,435,322 for the three months ended June 30, 1998.

The net sales increase for the three months and six months ended June 30, 1998 compared to the prior year resulted primarily from increased demand from major customers responsible for the majority of the Company's sales for each period and fluctuations from period to period are primarily influenced by this constraint. (See "Note 7 to Financial Statements"). Sales to the major customers for high-end specialty computers have continued to increase steadily since the Company has been able to meet strict shipping deadlines and to maintain high quality control standards. Orders on the books of the Company for the remainder of 1998 indicate that this trend will continue. Nevertheless, the loss of the major customers would have a material adverse effect on the Company's financial position and results of operations.

Gross Profit

As a percentage of net sales, gross profits increased significantly from 22.65% for the six months ended June 30, 1997 to 28.21% for the six months ended June 30, 1998.

For the three months ended June 30, 1998, gross profits increased significantly from 23.51% for the three months ended June 30, 1997 to 30.74% for the three months ended June 30, 1998.

The increase related to higher margins realized for high-end customized specialty computers.

Selling,  General and Administrative Expenses

Selling, general and administrative expenses increased as a percentage of net sales from 14.01% for the six months ended June 30, 1997 to 17.16% for the six months ended June 30, 1998.

For the three months ended June 30, 1998, selling, general and administrative expense increased as a percentage of net sales from 14.01% for the three months ended June 30, 1997 to 16.77% for the three months ended June 30, 1998.

The increase in expenses as a percentage of net sales was primarily due to hiring additional employees, increased compensation levels for employees offset by increased sales volume.

Net Income

For the first six months of 1998, the Company had net income of $161,323 compared to $128,075 for the comparable period in 1997. For the second quarter of 1998, the Company had net income of $106,660 compared to $78,399 for the comparable period in 1997.

The increase in net income in both 1998 periods compared to 1997 was primarily caused by increased gross profit margins which were partially offset by increased selling, general and administrative expenses.

Liquidity and Capital Resources

On June 30, 1998 the Company had net working capital of $665,651 compared to $312,419 at June 30, 1997. The $353,232 increase in working capital from 1997 to 1998 was primarily due to significant improvement in profitablity for the last two quarters of 1997 and first two quarters of 1998 compared with prior quarters.

The Company had net cash provided by operating activities of $117,253 for the six months ended June 30, 1997 compared to net cash used by operating activities of $103,070 for the six months ended June 30, 1998. The $220,323 difference relates primarily to significant decrease in current liabilities during the 1998 period.

The Company had net cash used in financing activities of $69,034 for the six months ended June 30, 1997 compared to net cash provided by financing activities of $39,388 for the six months ended June 30, 1998. The $108,422 difference relates primarily to significant repayments of notes payable and shareholder advances in the 1997 period which did not reoccur during the 1998 period. In addition the Company incurred offering costs in the 1997 period before the offering was approved and stock could be sold. In the 1998 period, the Company received proceeds from the stock offering.

The Company believes it can finance its operations for the next twelve months with available cash, continued profitability and the proceeds of bank borrowings (See Note 4 to Financial Statements) regardless of the amount of stock that is sold to the public.

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

IMMECOR CORPORATION
     (Registrant)





August 7, 1998        /s/     Heinot H. Hintereder
         Date        President and Chief Executive Officer