Form 10QSB
period 1998-09-30
IMMECOR CORP
filed 1999-02-05
CIK 1039962

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

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
 (State or jurisdiction of incorporation or   (I.R.S. EmployerIdentificationNo.)
            Organization)

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

      As of September 30, 1998, there were 2,435,376 shares of the issuer's
                 Common Stock, without par value, outstanding.

                               IMMECOR CORPORATION

                                      INDEX

                                     PART I.
                              FINANCIAL INFORMATION

Item 1. Consolidated Balance Sheets at September 30, 1997 and 1998 Consolidated Statements of Income for the three months and nine months ended September 30, 1997 and 1998
         Consolidated Statements of Cash Flows for the nine months ended
                 September 30, 1997 and 1998
         Consolidated Statements of Shareholders' Equity for the nine months ended September 30, 1997 and 1998
         Condensed Notes to Financial Statements
         Financial Data Sheet

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

                                     PART I
                              FINANCIAL INFORMATION

                               IMMECOR CORPORATION
                           Balance Sheets (unaudited)
                                Nine months ended
                                                                            September 30,
                                                              1997                        1998
                                                              ----                        ----

ASSETS
Current Assets:
 Cash                                                   $    31,731                 $    231,274
 Accounts receivable (net of allowance for
        doubtful accounts of$20,000,$20,478)                647,600                     456,382
 Inventories                                                285,434                     381,319
 Notes receivable                                             5,283                        -
 Prepaid expenses and other current assets                   10,550                      11,856
 Deferred income taxes                                        7,034                      18,737
                                                              -----                      ------
         Total current assets                               987,632                   1,099,568
 Equipment and improvements, net                             53,036                      45,535
 Offering costs (Note 7)                                     49,818                        -
                                                        ---------------------------------------
         Total assets                                 $   1,090,486              $    1,145,103
                                                      -------------              --------------
LIABILITIES and SHAREHOLDERS' EQUITY

Current Liabilities:
 Notes payable, due within one year (Note 2)          $      61,221              $        4,115
 Accounts payable                                           327,111                     233,635
 Accrued liabilities                                         92,242                      22,257
 Advances from shareholders (Note 3)                          1,261                         643
 Customer deposits                                              -                         3,912
 Income taxes                                               118,350                     160,662
                                                            -------                     -------
 Total current liabilities                                  600,185                     425,224
Long-term Liabilities:
 Notes payable, due after one year (Note 2)                  13,639                       9,559
 Deferred income taxes                                          -                        10,454
                                                            -----------------------------------
         Total long-term liabilities                         13,639                      20,013
                                                             ------                      ------
         Total liabilities                                  613,824                     445,237

Commitments and Contingencies (Note 4)
Shareholders' Equity:
  Common stock, no par value, 50,000,000 shares autho-
  rized;  2,421,000 and 2,435,376 shares issued and             -                           -
  outstanding (Note7)                                       320,500                     292,196
  Preferred Stock,no par value,20,000,000 shares autho-
  rized; no shares issued and outstanding
  Retained earnings (deficit)                               156,162                     407,670
                                                            -------                     -------
         Total shareholders' equity                         476,662                     699,866
                                                            -------                     -------
         Total liabilities and shareholders'equity     $  1,090,486                $  1,145,103
                                                       ------------                ------------


                  See accompanying notes to to financial statements

                               IMMECOR CORPORATION
                      STATEMENTS OF CASH FLOWS (unaudited)

                                                             Three months ended                      Nine months ended
                                                                September 30,                          September 30,
                                                          1997                1998               1997                 1998

Net sales (Note 5)                                     1,502,228            1,089,965         3,858,002             3,593,334
Cost of sales                                          1,144,227              863,791         2,966,421             2,660,905
                                                      ----------            ---------         ---------             ---------
Gross profit                                             358,001              226,174           891,581               932,429

Operating costs and expenses:
  Selling, general and administrative expenses           217,687              184,966           547,801               614,544
  Depreciation and amortization                            3,818                3,950            10,454                11,692
                                                           -----                -----            ------                ------
         Total operating costs and expenses              221,505              188,916           558,255               626,236
                                                         -------              -------           -------               -------

         Operating income                                136,496               37,258           333,326               306,193

Interest income                                              944                  347             3,239                 1,538
Interest expense                                         ( 1,731)             ( 8,676)          ( 1,731)              (13,279)
                                                         - -----              - -----           - -----               -------

         Income (loss) before income taxes               135,709               28,929           334,834               294,452
Income taxes (Note 6)                                     55,900               15,800           126,950               120,000
                                                          ------               ------           -------               -------

         Net income (loss)                                79,809               13,129           207,884               174,452

Net income (loss) per share                                0.033                0.005             0.086                 0.072

Weighted average shares outstanding                    2,421,000            2,434,368         2,421,000             2,429,943



See accompanying notes to to financial statements

                            IMMECOR CORPORATION
                      STATEMENTS OF CASH FLOWS (unaudited)
                                                                                               Nine months ended
                                                                                                 September 30,
                                                                                        1997                       1998
                                                                                        ----                       ----
Operating Activities:
Net income                                                                         $ 207,884               $   174,452
Adjustments to reconcile net income to net cash
         net cash provided by (used in) operating activities:
    Depreciation                                                                      10,454                    11,692
    Provision for losses on accounts receivable                                       10,000                    10,000
    Deferred income taxes                                                              7,800                   (12,024)
    Disposal of equipment                                                             10,367                      -
Changes in:
    Accounts and notes receivable                                                   (276,761)                   54,044
    Inventories                                                                     (156,013)                  (38,161)
    Income taxes                                                                     118,350                    28,937
    Prepaid expenses and all other                                                    (6,000)                   (2,625)
    Accounts payable                                                                  72,737                   (87,756)
    Accrued liabilities and customer deposits                                         58,777                   (97,384)
                                                                                      ------                   -------
Net cash provided by (used in) operating activities                                   57,595                    41,175
                                                                                      ------                    ------

Investing Activities:
    Purchase of equipment                                                            (31,897)                 (2,272)
    Net assets acquired in purchase of Intelnet (Note 8)                               -                          -
                                                                                    --------                  -------
Net cash provided by (used in) investing activities                                  (31,897)                 (2,272)
                                                                                     -------                  ------

Financing Activities:
    Proceeds from sale of common stock (Note 7)                                         -                      70,911
    Additions to notes payable                                                       74,860                      -
    Offering costs                                                                  (33,580)                 (39,880)
    Principal payments on notes payable                                             (29,606)                  (2,785)
    Shareholder advances                                                            (60,318)                      -
                                                                                    -------                    -------
Net cash provided by (used) financing activities                                    (48,644)                   28,246
                                                                                    -------                    ------

Increase (decrease) in cash                                                         (22,946)                   67,149

Cash balance, beginning of period                                                    54,677                   164,125
                                                                                     ------                   -------
Cash balance, end of period                                                     $    31,731              $    231,274
                                                                                -----------              ------------

Supplemental Disclosure of Cash Flow information:
    Cash paid during the year for:
    Interest                                                                    $     1,731              $     13,279
                                                                                -----------              ------------
    Income taxes                                                                $       800              $    111,603
                                                                                -----------              ------------

See accompanying notes to to financial statements

                               IMMECOR CORPORATION
                 STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)
                                                                                                            Retained
                                                                       Common   Preferred                   Earnings
                                                                       Stock    Stock          (Deficit)     Total

     Balance, December 31, 1996                                    $  320,500   $   -          (51,722)      $268,778
     Nine months ended
        September 30, 1997 (unaudited)

     Net income                                                          -            -         207,884       207.884
                                                                   ---------------------------------------------------
     Balance, September 30, 1997                                   $  320,000   $     -      $  156,162     $ 476,662

                                                                   ---------------------------------------------------
     Balance, December 31, 1997                                    $  256,602   $     -      $ 233,218      $ 489,820

     Nine months ended
        September 30, 1998 (unaudited)

     Common Shares issued (14,376)                                     75,474         -            -           75,474
     Offering costs (Note 7)                                          (39,880)        -            -         (39,880)

     Net income                                                           -           -         174,452       174,452
     Balance, September 30, 1998                                   $  292,196   $            $  407,670     $ 699,866
                                                                   ---------------------------------------------------


See accompanying notes to to financial statements

                               IMMECOR CORPORATION
                          Notes to Financial Statements
            Nine months ended September 30, 1997 and 1998 (unaudited)

Note 1: Basis of presentation
Immecor Corporation has prepared the financial statements on an accrual basis of accounting. The accompanying unaudited financial statements have been prepared from the records of the Company and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at September 30, 1997 and 1998, the interim results of operations for the three and nine months periods ended September 30, 1997 and 1998, the interim cash flows for the nine months ended September 30, 1997 and 1998, and the interim changes in shareholders' equity for the nine months ended September 30, 1997 and 1998.

During 1996 the Company had a division which operated under the name of Computer 2000. During the second quarter of 1997 the division's operations were merged with Immecor Corporation and it no longer operated as a separate division. Its results of operations for 1997 are included in the accompanying financial statements.

Accounting policies followed by the Company are described in Note 1 to the audited financial statements in the Company's Annual Report on Form 10KSB for the year ended December 31, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for purposes of these financial statements

Note 2: Notes Payable                                                                   September 30,
following:                                                                       1997                 1998
                                                                                 ----                 ----

Line     of credit with Westamerica with interest at 3.5% over prime rate with a maturity date of April 30, 1999. Additional terms of
         the line of credit are described below.                           $    57,546                     $     -

Note     payable  to GMAC,  secured  by  transportation  equipment,  payable  in monthly installments of $443 including interest
         of 10.5% through September 2001                                        17,314                      13,674
                                                                                ------                      ------
                                                                                74,860                      13,674
Total notes payable due within one year                                         61,221                        4115
                                                                                ------                        ----
Total notes payable due after one year                                       $  13,639                   $   9,559
                                                                             ---------                   ---------

Immecor Corporation has a $500,000 line of credit to finance short-term working capital needs. Advances under the line of credit can not exceed 80% of eligible accounts receivable and is secured by a security interest in all accounts receivable, inventory and equipment. The line of credit is also personally guaranteed by the Company's major shareholder. There were no unpaid advances on the line of credit as of September 30, 1998.

Maturities of long-term debt are as follows for the twelve months ending September 30:

                              1999                                 $       4,115
                              2000                                         4,530
                              2001                                         5,029
                                                                   -------------
                                                                    $     13,674
                                                                    ------------

Note 3: Advances from Shareholders
The Company receives advances from some of the corporate officers who are also major shareholders to meet working capital requirements. These advances are generally repaid within 30 to 60 days.

Note 4: Commitments and Contingencies
Long-Term Lease:
Immecor Corporation leases its corporate headquarters under a non-cancelable operating lease which expires in January 2001. Immecor is also obligated to pay to the lessor its pro-rata share of utilities for the building on a monthly basis. Immecor also leases equipment under a non-cancelable operating lease which expires in July 2003 and is obligated to pay the majority of all expenses for the equipment.

Minimum future rental payments under all lease agreements as of September 30, 1998 are as follows for the twelve months ended:

                           1999                                      $    69,486
                           2000                                           71,810
                           2001                                           16,500
                           2002                                           11,400
                           2003                                            9,500
                           ----                                            -----
                                                                     $   178,696

Rental expenses under the above leases were $39,389 and $49,292 for the nine months ended September 30, 1997 and 1998, respectively.

                               IMMECOR CORPORATION
                    Notes to Financial Statements, continued
            Nine months ended September 30, 1997 and 1998 (unaudited)



Litigation:
The Company filed a lawsuit against three shareholders who were formerly officers and directors of the Company seeking rescission of the issuance of 500,000 shares of the Company's common stock in the acquisition of Advanced Network Communications, Inc. in 1994. In addition, the Company is seeking the return of funds it believes were embezzled and taken through fraud during 1994 by the three defendants. The Company and its legal counsel are rigorously pressing this litigation but the case has not been set for trial. It is unlikely that the trial will commence before the end of 1998; there is no assurance of the outcome of the litigation. All legal expenses relating to this case have not been significant to date and have been expensed as incurred as reflected in the accompanying financial statements.

Note 5:  Sales to Major Customers
A material part of the Company's business is dependent upon sales to major customers, the loss of which would have a material adverse effect on the
Company's financial position and results of operations. One customer individually accounted for over 10% of the Company's sales for the nine months ended September 30, 1997. Sales to this customer aggregated over 63% of total sales for this period. One customer individually accounted for over 10% of the Company's sales for the nine months ended September 30, 1998. Sales to this customer aggregated over 76% of total sales for this period. The Company is attempting to expand its customer base to lessen the effect of having major customers.

Note 6: Income Taxes
The provision for income taxes as a percentage of pretax income was 37.9% for the nine months ended September 30, 1997 and 40.8% for the nine months ended September 30, 1998. The Company believes that the applied tax rates accurately reflect its actual tax provision with appropriate consideration for deferred income taxes.

Deferred income taxes (benefits) reflect the tax effect of temporary differences between the amounts of assets and liabilities for financial reporting and amounts as measured for tax purposes.

Note 7: Stock Offering
The Company's initial direct public offering filed with the Securities and Exchange Commission became effective November 18, 1997. California approved the filing effective December 19, 1997. The price per share of common stock has been set at $5.25 and the Company will receive $3,937,500 assuming all 750,000 shares are sold. There is no minimum number of shares that have to be sold.

Offering costs which had been classified as another asset at September 30, 1997 were recorded as a reduction of common stock proceeds once the offering became effective and any offering costs incurred from September 30, 1997 through September 30, 1998 have also been recorded as a reduction of common stock proceeds received.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales. Net sales decreased by $264,668 or 6.9% from $3,858,002 for the nine months ended September 30, 1997 to $3,593,334 for the nine months ended September 30, 1998. Net sales decreased by $412,263 or 27.4% from $1,502,228 for the three months ended September 30, 1997 to $1,089,965 for the three months ended September 30, 1998.

The primary reason for the decrease in sales as described above was caused by decreased orders from major customers due to the Asian crisis.

Gross Profit. As a percentage of net sales, gross profits increased from 23.1% for the nine months ended September 30, 1997 to 25.9% for the nine months ended September 30, 1998. This increase related to higher margins realized on high-end customized specialty computers during 1998 compared to the 1997 period. For the three months ended September 30, 1998, gross profits decreased from 23.8% for the third quarter of 1997 to 20.8% for the third quarter of 1998.

The decrease was primarily due to lower sales of high margin systems to major customers in the third quarter of 1998.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased as a percentage of net sales from 14.2% for the nine months ended September 30, 1997 to 17.1% for the nine months ended September 30, 1998. For the third quarter of 1998, selling, general and administrative expenses as a percentage of net sales were 17.0% compared to 14.5% for the comparable period in 1997.

The primary reason for the increase in 1998 were due to hiring of additional employees, increased compensation levels for employees and decreased sales volume in 1998.

Interest Expense. Interest expense was $13,279 for the nine months ended September 30, 1998 compared to $1,731 for the nine months ended September 30, 1997. For the third quarter of 1998 interest expense was $8,676 compared to $1,731 for the third quarter of 1997.

The increases in the 1998 periods were caused by interest on unpaid 1997 income tax liabilities which were not fully paid until October 1998.

Net Income. For the nine months ended September 30, 1998, the Company had net income of $174,452 compared to $207,884 for the comparable period in 1997. For the third quarter of 1998, the Company had a net income of $13,129 compared to a net income of $79,809 for the comparable period in 1997.

These decreases in profitability in the 1998 periods were primarily caused by decreased third quarter sales as described above.

Liquidity and Capital Resources. At September 30, 1998, the Company had net working capital of $674,344 compared to $387,447 at September 30, 1997. The increase in working capital from 1997 to 1998 was primarily due to Immecor's continued profitability.

The Company had net cash provided by operating activities of $57,595 for the nine months ended September 30, 1997 compared to net cash provided by operating activities of $41,175 for the nine months ended September 30, 1998. The $16,420 difference relates primarily to significant decreases in current liabilities during the 1998 period.

The Company had net cash used by financing activities of $48,644 for the nine months ended September 30, 1997 compared to net cash provided by financing activities of $28,246 for the nine months ended September 30, 1998. The $76,890 difference relates to proceeds from sale of common stock in 1998 while in 1997 the Company incurred offering costs before common stock could be sold and the repayment of over $89,000 of notes payable and shareholder advances.

The Company believes it can finance its operations for the next twelve months with available cash and with available lines of credit

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

None.

Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the period.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Commission the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMMECOR CORPORATION
              (Registrant)





November 15, 1998 /s/      Heinot H. Hintereder
             Date          President and Chief Executive Officer