Form 10KSB
IMMECOR CORP
filed 1999-05-06
CIK 1039962

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1998

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers contained in this form in response to item 405 of Regulation S-B, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amanedment to this Form 10-KSB. [X]

         State Issuer's revenues for its most recent fiscal year: $ 4,551,593.

         The aggregate market value of the issuer's Common Stock, without par value, held by non-affiliates of December 31, 1998, was $ 1,761,774. This amount is based upon the offering price of $ 5.25 per share since there is currently no public market for the Company's Common Stock as described in PART II, ITEM 5.

         As of December 31, 1998, there were 2,435,376 shares of the issuer's Common Stock, without par value, outstanding.

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

         The Company's initial direct public offering filed with the Securities and Exchange Commission on Form SB-2 became effective on November 18, 1997. California approved the filing effective December 19, 1997. The price per share was set at $5.25 per share and the Company set aside 750,000 shares to be sold. There was no minimum number of shares that had to be sold.

         The Company sold 14,376 shares of common stock raising $75,474. However such amount was offset by $107,119 of costs related to the offering. The offering was closed November 17, 1998

The Company was incorporated in the State of California on January 14, 1994. The Company's corporate offices are located at 100~105 Professional Center Drive, Rohnert Park, California 94928-2137. The Company's telephone number is (707) 585-3036. The Company's facsimile number is (707) 585-6838. The Company's e-mail address is immecor@immecor.com, and the Company's world wide web home page is http//www.immecor.com.

EMPLOYEES

         As of December 31, 1998, the Company had fourteen (14) full time and three (3) part time emplyees.

ITEM      2.      DESCRIPTION OF PROPERTY

          The Company's corporate headquarters are located at 100~105 Professional Center Drive, Western Business Park, Rohnert Park, California, where the Company maintains 8,000 square feet of office, showroom and assembly space.

         The Company maintains 1,500 square feet of office space at 1445 Koll Circle, Suite 103, San Jose, California 95112.

ITEM     3.       LEGAL PROCEEDINGS

         The Company filed a lawsuit against three shareholders who were formerly officers and directors of the Company seeking rescission of the issuance of 500,000 shares of common stock in the acquisition of Advanced Network Communications, Inc. in 1994. In addition, the Company is seeking the return of funds it believes were embezzled and taken through fraud during 1994 by the three defendants. The Company and its legal counsel are rigorously pressing this litigation and the case has been set for trial in September of 1999. There is no assurance of the outcome of the litigation. Although the Company is the Plaintiff and does not incur the risk of an adverse judgment, the litigation costs of the action may be material to any individual interim period or fiscal year and may be material to the outstanding share balance.

ITEM     4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

                                     PART II

ITEM     5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's initial direct public offering filed with the Securities and Exchange Commission on Form SB-2 became effective on November 18, 1997. California approved the filing effective December 19, 1997. The price per share was set at $5.25 per share and the Company set aside 750,000 shares to be sold. There was no minimum number of shares that had to be sold.

         The Company sold 14,376 shares of common stock directly to the public raising $75,474. However such amount was offset by $107,119 of costs related to the offering. There are no broker/dealer agreements in effect regarding this offering. The offering was closed November 17, 1998

         The stock transfer agent and registrar for the Company's common stock is U.S. Stock Transfer Corporation located at 1745 Gardena Avenue, Glendale, California 91204-2991.

         There is currently no public market for the Company's Common Stock and there is no assurance that a public market will develop.

         The Company plans a secondary offering of its common stock during the remainder of 1999 through an underwriter and expects to list its common stock on various exchanges as soon as it can meet the numerical requirements imposed upon new listings by these stock exchanges.

HOLDERS
         As of December 31, 1998 there were approximately 94 holders of record of the Common Stock.

DIVIDENDS
         The Board of Directors does not currently contemplate the payment of cash dividends. Any decisions as to the payment of cash dividends on the Common Stock will depend on the Company's ability to generate earnings, its need for capital, its overall financial condition and such other factors as the Board of Directors deems relevant.

SALES OF UNREGISTERED SECURITIES

         None.

ITEM     6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto included in Part II, item 7 of this report.

RESULTS OF OPERATIONS

FISCAL 1998 AS COMPARED TO FISCAL 1997

         Net sales decreased by $808,497 or 15% from $5,360,090 in 1997 to $4,551,593 in 1998. The Company experienced a decrease in sales due to a major customer delaying receipt of firm orders to the first quarter of 1999. Sales to this major customer for high-end specialty computers have continued to increase steadily since the Company has been able to meet strict shipping deadlines and to maintain high quality control standards. This customer alone accounted for 68% and 67% of total sales in 1998 and 1997 respectively. Existing and new orders on the books of the Company for the first two quarters of 1999 indicate that this trend will continue. Nevertheless, the loss of this major customers would have a material adverse effect on the Company's financial position and results of operation. Management believes that with its current marketing strategy which includes partnering with other technology companies the Company will be able to diversify sales.

         Gross profit decreased, as a percentage of net sales, from 24% in 1997 to 22% in 1998 due to slightly higher costs of manufacturing.

         Selling, general and administrative expenses increased as a percentage of net sales from 15% in 1997 to 20% in 1998. The increase in expenses as a percentage of net sales was due to hiring of additional employees, the addition of assembly space, increased compensation levels for employees and by decreased sales volume.

         Income before income taxes decreased from $466,040 or 9% of net sales in 1997 to $76,181 of 2% of net sales in 1998.

         Net income per share decreased from 12 cents in 1997 to 2 cents in 1998.

LIQUIDITY AND CAPITAL RESOURCES

STATEMENTS OF CASH FLOWS

         The Company had net cash provided by operating activities of $273,647 in 1997 compared to $78,212 in 1998. The net decrease relates primarily to accounts receivable and sales orders being carried forward to the first quarter of 1999. The Company had net cash provided by financing activities of $12,299 in 1998 compared with net cash used by financing activities of $122,386 in 1997. The net change relates primarily to repayments of notes and offering costs in 1998.

LINE OF CREDIT

         The Company's line of credit with WestAmerica Bank currently permits borrowing of up to 80% of eligible accounts receivable to a maximum of $500,000 and is collaterized by a security interest in all accounts receivable, inventory and equipment. The line of credit is also personally guaranteed by the Company's major shareholder. Interest is 4.0% over prime rate (11.75% at December 31, 1998) with a maturity date of May 31, 1998. The line of credit had a zero balance as of December 31, 1998.

ITEM  7.       FINANCIAL STATEMENTS
                                                                            Page
      The following Financial Statements are filed as part of this report:

      Report of Independent Certified Public Accountants for 1998            10

      Report of Independent Certified Public Accountant for 1997             11

      Balance Sheets                                                         12

      Statements of Income                                                   13

      Statements of Shareholders' Equity                                     14

      Statements of Cash Flows                                               15

      Notes to Financial Statements                                       16-19

TEM   8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE.

         On January 27, 1999, the Company engaged Grant Thornton LLP as the principal accountants to audit the Company's financial statements. Prior to the engagement of Grant Thornton, the Company did not consult with Grant Thornton regarding the applicaton of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered.
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names of all directors and officers of the Company and the position held held by them:

      Name                           Age      Position

     Heinot H. Hintereder           66       President & CEO, Director

     Jason C. Lai                   30       Vice President, Sales & Marketing,
                                              Director

     Keith W. Racuya                52       Secretary, Director

     Richard C. Thiede              60       Treasurer, Director

     Nhon K. Tran                   34       Vice President, Engineering,
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

         Jason C. Lai is cofounder of the Company. Served as Vice President Sales & Marketing of Immecor Corporation of Delaware until its acquisition by the Company in 1994. Before joining the Company Mr. Lai served 3 years as Sales and Marketing Executive forComrex Systemation from 1991 to 1993. Before 1991 Mr. Lai was an independent distributor for Apple computers. Mr. Lai has 10 years experience in the computer business.
                                       -5-

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

         The Company's Summary Compensation Table is set forth below. As in previous years the Company had no Option/SAR Grants, Aggregated Option/SAR Grants Exercises or Fiscal Year End Option/SAR's for the years ended December 31, 1997 and 1998, nor were there any long-term incentive plan awards, or stock options or stock appreciation rights. The Company's compensation to non-employee directors consists of a fee of $100 per meeting of the Board of Directors.

                           SUMMARY COMPENSATION TABLE

Name and                                    Compensation     Compensation       All other
Principal Position              Years       Paid             Deferred           Compensation

Heinot H. Hintereder            1997        $  82,666        $    50,000        None
Chief Executive Officer         1998        $ 128,833        $    39,167        None

Jason C. Lai                    1997        $ 160,048        $    14,093        None
Vice President                  1998        $ 157,126        $    16,259        None

Nhon K. Tran                    1997        $ 107,048               None        None
Vice President                  1998        $  94,000        $    10,000        None

Note 1: All deferred compensation was accrued in the financial statements as of December 31, 1998.


EMPLOYMENT AGREEMENTS

         On April 16, 1998, the Company entered into a one (1) year employment agreement with Jason C. Lai ("Lai") the Company's Vice President of sales and marketing. The agreement is renewable for successive one year terms with the consent of both parties. The Company may terminate the agreement for cause at any time and Lai may terminate the agreement at any time by giving written notice to the Company. For a period of one year after its expiration or its termination by the Company for cause, the agreement prohibits Lai from selling any products then being marketed by the Company to its three major customers. This provision may not be enforceable in whole or in part, subject to California court determination. As consideration for performance of specified duties, the Company payS Lai a base annual salary of $100,000 and, in months in which gross sales exceed $250,000, a monthly cash bonus ranging from 0.5% to 1.5% of the Company's gross sales.

INDEMNIFICATION AGREEMENTS

         The Company has entered into or will enter into an indemnification agreement with its directors and executive officers. Each indemnification agreement provides or will provide that the Company will indemnify such person against certain liabilities (including settlements) and legal action, proceeding or investigation (other than actions brought by or in the name of the Company) to which he or she is, or is threatened to be, made a party by reason of his or her status as a director, officer or agent of the Company, provided that such director, executive officer or agent acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interest of the Company and, with respect to any criminal proceedings, had no reasonable cause to believe his or her conduct was unlawful. With respect to any action brought by or in the right of the Company, a director, executive officer or agent will also be indemnified, to the extent not prohibited by applicable law, against expenses and amounts paid in settlement, and certain liabilities if so determined by a court of competent jurisdiction, actually and reasonably incurred by him or her in connection with such action if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interest of the Company. Insofar as indemnification for liabilities arising under the federal securities laws may be permitted, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy and is, therefore, unenforcable.

ITEM     11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of December 31, 1998 the number of shares of Common Stock owned of record or beneficially owned by each of the Company's officers, directors, and stockholders owning at least 5% of the Company's issued and outstanding shares of Common Stock, by all of the Company's officers and directors as a group, and the percentage of the total outstanding shares represented by such shares.

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

         Based solely on oral or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, with respect to 1998, its executive officers, directors and greater than 10% beneficial owners complied with all such filing requirements.

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

A. All schedules have been omitted, as the information is inapplicable or the information is presented in the Financial statements or Notes thereto.

B. No reports on Form 8-K were required to be filed in the last quarter of 1998.

                                   SIGNATURES
         In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              IMMECOR CORPRATION

Date:    April 15, 1999                          By:   /s/  Heinot H. Hintereder
                                                        -----------------------
                                                     Heinot H. Hintereder
                                           President and Chief Executive Officer

Date:    April 15, 1999                                  By:   /s/  Wil Lindgren
                                                        -----------------------
                                                               Wil Lindgren
                                                         Chief Financial Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.requirements of the Securities Act of 1933, this Pre-Effective Amendment to the Registration Statement was signed by the following persons in the capacities and on the dates stated.

SIGNATURE                                                     DATE


/s/ Heinot H. Hintereder
_____________________________________                April 15, 1999
Heinot H. Hintereder, Director

/s/ Jason C. Lai
_____________________________________                April 15, 1999
Jason C. Lai, Director

/s/ Nhon K. Tran
_____________________________________                April 15, 1999
Nhon K. Tran, Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
Immecor Corporation

We have audited the accompanying balance sheet of Immecor Corporation (the Company) as of December 31, 1998, and the related statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Immecor Corporation as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


By: /s/

GRANT THORNTON LLP
March 15, 1999

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Shareholders and Board of Directors of Immecor Corporation

I have audited the accompanying balance sheet of Immecor Corporation (the Company) as of December 31, 1997, and the related statements of income, cash flows and shareholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements present fairly, in all material respects, the financial position of Immecor Corporation as of December 31, 1997, and the results of its operations and its cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


By: /s/

L. V. Dorn II
March 12, 1997

                               IMMECOR CORPORATION
                                 Balance Sheets
                                  December 31,
                                     ASSETS


                                                                      1998                   1997
CURRENT ASSETS
Cash                                                          $     207,040         $      164,125
Accounts receivables (net of allowance for doubtful
amounts of 1998 and $10,478 in 1997)                                262,078         $      520,426
Inventories                                                         553,387                343,158
Prepaid and other assets                                             15,190                  9,231
Deferred tax assets                                                   7,717                  4,905
                                                                      -----                  -----
Total current assets                                              1,045,412              1,041,845
                                                                  ---------              ---------

PROPERTY AND EQUIPMENT  - net                                        85,107                 54,955
Deferred offering cost                                                                      63,898
Total Assets                                                   $  1,130,519          $   1,160,698

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                               $    413,475          $    3 21,391
Accrued liabilities                                                  88,422                 128759
Note payable, due within one year                                     4,185                  3,800
Income taxes                                                         31,202                131,725
                                                                     ------                -------
Total current liabilities                                           537,284                585,675

LONG-TERM LIABILITIES
Note payable, due after one year                                      8,558                 12,659
Deferred income taxes                                                16,984                  8,646
                                                                     ------                  -----
Total long-term liabilities                                           25542                 21,305
                                                                      -----                 ------
Total liabilities                                                   562,828                606,980

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, no par value,  20,000,000 shares  authorized;  no shares issued and outstanding Common stock, no par value, 50,000,000 shares authorized; issued and outstanding, 2,435,376 shares in 1998 and
2,421,000 shares in 1997                                            288,855                320,500
Retained earnings                                                   278,838                233,218
                                                                    -------                -------
Total shareholders' equity                                          567,693                553,718
                                                                    -------                -------
Total liabilities and shareholders' equity                  $     1,130,519        $     1,160,698
                                                            ---------------        ---------------



The accompanying notes are an integral part of these statements

                               IMMECOR CORPORATION
                              STATEMENTS OF INCOME
                             Year ended December 31,



                                                                                         1998             1997
Net sales                                                                      $    4,551,593   $    5,360,090
Cost of sales                                                                       3,555,740        4,096,793
                                                                                    ---------        ---------
Gross profit                                                                          995,853        1,263,298
Selling, general and administrative expenses                                          916,660          798,710
                                                                                      -------          -------
Operating income                                                                       79,193          464,587
Interest income                                                                         2,243            3,994
Interest expense                                                                       (5,255)          (2,541)
                                                                                       ------           ------
Income before income taxes                                                             76,181          466,040
Income taxes                                                                           30,561          181,100
                                                                                       ------          -------

NET INCOME                                                                     $       45,620     $    284,940
                                                                               --------------     ------------

Net income per share - basic and diluted                                       $          .02     $        .12
Weighted average shares outstanding - basic and diluted                             2,427,638        2,421,000



The accompanying notes are an integral part of these statements

                               IMMECOR CORPORATION
                        STATEMENT OF SHAREHOLDERS' EQUITY
                     Years ended December 31, 1998 and 19997


                                    Number of                            Retained
                                    Outstanding      Common              Earnings
                                    Shares           Stock               (Accumulated
                                                                          Deficit)                 Total

     Balance - January 1, 1997      2,421,000        $   320,500         $    (51,722)             $   268,778

     Net income                             -                  -              284,940                  284,940
                                      -------            -------              -------                  -------

     Balance - December 31, 1997    2,421,000            320,500              233,218                  553,718

     Sale of common stock, less
       offering costs of $107,119      14,376            (31,645)                   -                 (31,645)

     Net income                             -                  -               45,620                  45,620
                                       ------             ------              -------                 -------



     Balance -  December 31, 1998   2,435,376        $   288,855          $   278,838             $   567,693
                                    ---------        -----------          -----------             -----------




     The accompanying notes are an integral part of these statements

                               IMMECOR CORPORATION
                            STATEMENTS OF CASH FLOWS
                             Year ended December 31,



                                                                                         1998             1997
Increase (decrease) from cash Cash flows from operating activities:
Net income                                                                      $      45,620    $     284,940
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation                                                                           17,444           13,572
Provision for losses on accounts receivable                                             8,271              478
Deferred income taxes                                                                   5,526           18,575
Disposal of equipment                                                                       -           15,246
Change in assets and liabilities:
Accounts receivable                                                                   250,077         (134,782)
Inventories                                                                          (210,229)        (213,737)
Income taxes                                                                         (100,523)         131,725
Prepaid and other assets                                                               10,279           (4,681)
Accounts payable                                                                       92,084           67,017
Accrued liabilities                                                                   (40,337)          95,294
                                                                                      -------           ------
Net cash provided by operating activities
                                                                                       78,212          273,647
Cash flows from investing activities:
Purchase of equipmen                                                                  (47,596)         (41,813)
                                                                                      -------          -------
Net cash used in investing activities                                                 (47,596)         (41,813)

Cash flows from financing activities:
Proceeds from sale of common stock, less offering costs                                16,015          (47,660)
Proceeds from notes payable                                                                 -           17,314

Principal payments on notes payable                                                    (3,716)         (30,461)
Payments on shareholders advances                                                           -          (61,579)
                                                                                       -------          -------
Net cash provided by (used in) financing activities                                    12,299         (122,386)
                                                                                       ------         --------

NET INCREASE IN CASH                                                                   42,915          109,448

Cash balance - beginning of year                                                      164,125           54,677
Cash balance - end of year                                                      $     207,040      $   164,125
                                                                                -------------      -----------
Supplemental disclosure of cash flow information: Cash paid during the year for:
Interest                                                                        $       5,255      $    4 ,241
Income taxes                                                                    $     120,617      $    30,800


The accompanying notes are an integral part of these statements

                               IMMECOR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1998 and 19997

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Immecor Corporation (the "Company") designs and assembles specialized computer systems used in semiconductor manufacturing processes including personal computer customization to specifications required by business and individual users. The necessary components are purchased from domestic and foreign manufacturers and distributors. The Company markets the finished product through its own sales force, primarily in the United States. * Revenue Recognition
        Revenue is recognized when products are shipped.
*       Inventory
        Inventory consists of computer hardware and purchased software. Cost is determined using the first-in, first-out method.
*       Depreciation
        Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using the straight-line method. Service lives range from three to ten years.
*       Income Taxes
        The Company follows the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets. Additionally, deferred tax items are measured using current tax rates. A valuation allowance is established if it is more likely than not the deferred tax assets will be realized.
*        Advertising Costs
         The Company expenses costs of advertising when the advertising takes place. The amount expensed in 1998 and 1997 was $51,918 and $42,351, respectively.
*        Use of Estimates
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
*        Basic and Diluted Net Loss per Share
         The Company adopted SFAS No. 128, "Earnings per Share" during the year ended December 31, 1997. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of convertible securities (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is anti-dilutive.
*        Cash and Cash Equivalents
         All highly liquid instruments with an original maturity of three months or less are considered cash equivalents.
*        Fair Value of Financial Instruments
         The fair value of cash and cash equivalents accounts receivable and trade payables approximates carrying value due to the short-term nature of such instruments. The fair value of long-term obligations approximates carrying value based on terms available for similar instruments.

                               IMMECOR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1998 and 19997

NOTE B - INVENTORIES

Inventories consist of the following as of December 31:

                                                                       1998               1997

               Purchased parts                                   $   540,867       $    263,570
               Finished systems                                       12,520             79,588

                                                                 $   553,387       $    343,158

NOTE C - PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31:

                                                                        1998               1997

              Equipment and furniture                            $    60,703       $     51,742
                      Vehicles                                        63,449             24,814
                                                                     124,152             76,556
                 Less accumulated depreciation                        39,045             21,601

                                                                 $    85,107       $     54,955

NOTE D - NOTE PAYABLE

Note payable consists of the following as of December 31:

                                                                        1998               1997
Note payable, collaterized by vehicle, payable in
monthly installments of $443 including interest of
10.5% through September 2001                                     $    12,743       $     16,459

            Less amount due in one year                                4,185              3,800

                                                                 $     8,558       $     12,659

Maturity of note payable at December 31, 1998 is as follows:

Year ending
December 31,

          1999                                  $     4,185
          2000                                        4,646
          2001                                        3,912

                                                $    12,743


                               IMMECOR CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (continued)
                           December 31, 1998 and 19997

NOTE E - LINE OF CREDIT

The Company has a $500,000 line of credit which expires April 30, 1999. Advances under the line of credit can not exceed 80% of eligible accounts receivable and is secured by a security interest in all accounts receivable, inventory and equipment. The line of credit is also personally guaranteed by the Company's major shareholder. There were no advances on the line of credit as of December 31, 1998.

NOTE F - COMMITMENTS

The Company leases its premises under a noncancelable operating lease, which expires in January 2001. The Company is also obligated to pay its pro-rated share of utilities for the building on a monthly basis.

Minimum future rental payments under the lease agreement as of December 31, 1998 are as follows:

Year ending
December 31,

          1999                                  $     58,652
          2000                                        60,998
          2001                                         5,100

                                                $    124,750

Rent expense was $56,578 and $53,533 for the year ended December 31, 1998 and 1997, respectively.

NOTE G - SALES TO MAJOR CUSTOMERS

A material part of the Company's business is dependent upon sales to major customers, the loss of which would have a material adverse effect on the Company's financial position and results of operation. One customer accounted for 68% and 67% of total sales in 1998 and 1997 respectively.

NOTE H - INCOME TAXES

The provision for income taxes consists of the following for the years ended December 31:

                                                               1998              1997
         Currently payable:
         Federal                                               $      16,905     $      125,540
         State                                                         8,130             36,985
         Deferred taxes                                                5,526             18,575

                                                                $     30,561     $      181,100


                               IMMECOR CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (continued)
                     Years ended December 31, 1998 and 19997

NOTE H - INCOME TAXES (continued)

A reconciliation of the statutory federal income tax rate with the Company's effective tax rate is as follows:

                                                                          1998              1997

         Statutory rate                                                   34.0%             34.0%
         Reduction due to income under $100,000                           (8.0)                  -
         State income taxes                                                7.1               7.7
         Nondeductible cost                                                5.1               1.0
         Other                                                             1.9              (3.8)

                                                                          40.1%             38.9%

Deferred income taxes (benefits) reflect the tax effect of temporary differences between the amounts of assets and liabilities for financial reporting and amounts as measured for tax purposes. The tax effect of temporary differences as of December 31, 1998 are as follows:

                                                                          1998             1997

         Deferred tax liability
         Depreciation                                                     $  16,984        $  8,646
         Deferred tax assets
         Inventory, accounts receivable allowance                         $   7,717        $  4,905



NOTE I - STOCK OFFERING

The Company's initial direct public stock offering filed with the Securities and Exchange Commission became effective November 18, 1997. California approved the filing effective December 19, 1997. The price per share of common stock was set at $5.25 and the Company set aside 750,000 shares to be sold. There was no minimum number of shares that had to be sold.

The Company sold 14,376 shares raising $75,474. However, such amount was offset by $107,119 of costs related to the offering.

At December 31, 1997, $63,898 of costs had been measured in connection with the offering. In the prior year financial statement these costs were offset against equity. This amount has been restated to deferred offering costs at December 31, 1997 and offset such costs against equity in 1998 when the offering was completed.


LEGEND                                                       IMMECOR CORPORATION
MULTIPLIER                                                   1
CURRENCY                                                     1
TABLE
S                                          C                 C
PERIOD-TYPE                             YEAR              YEAR
FISCAL-YEAR-END                       DEC-31-1997       DEC-31-1998
PERIOD-START                           JAN-1-1997        JAN-1-1998
PERIOD-END                            DEC-31-1997       DEC-31-1998
EXCHANGE-RATE                              1                 1
CASH                                  164125            207040
SECURITIES
                                           0                 0
RECEIVABLES                           530904            280827
ALLOWANCES                             10478             18749
INVENTORY                             343158            553387
CURRENT-ASSETS                       1105743           1045612
PP&E                                   76556            124152
DEPRECIATION                           21601             39045
TOTAL-ASSETS                         1160698           1130519
CURRENT-LIABILITIES                   606980            562826
BONDS                                      0                 0
PREFERRED-MANDATORY                        0                 0
PREFERRED                                  0                 0
COMMON                                320500            288855
OTHER-SE                              233218            278838
TOTAL-LIABILITY-AND-EQUITY           1160698           1130519
SALES                                5360090           4551593
TOTAL-REVENUES                       5360090           4551593
CGS                                  4096793           3555740
TOTAL-COSTS                          4895503           4472400
OTHER-EXPENSES                             0                 0
LOSS-PROVISION                             0                 0
INTEREST-EXPENSE                        2541              5255
INCOME-PRETAX                         466040             76181
INCOME-TAX                            181100             30561
INCOME-CONTINUING                     284940             45620
DISCONTINUED                               0                 0
EXTRAORDINARY                              0                 0
CHANGES                                    0                 0
NET-INCOME                            284940             45620
EPS-PRIMARY                                 .118             0.018
EPS-DILUTED                                 .118             0.018