Form 10QSB
period 1999-06-30
IMMECOR CORP
filed 1999-08-26
CIK 1039962

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,435,376 shares of common stock as of June 30, 1999.

         Transitional Small Business Disclosure Format Yes [  ]  No [X]

                               IMMECOR CORPORATION

                                      INDEX
                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

           Item 1.         Balance sheets at June 30, 1998 and 1999
                           Statements of income for the six months ended June 30, 1998 and 1999 Statements of cash flows for the six months ended June 30, 1998 and 1999 Statements of shareholders' equity for the six months ended June 30, 1998 and 1999

           Item 2.         Management's Discussion and Analysis or Plan of
                           Operation

                                     PART II
                                OTHER INFORMATION

           Item 1.         Legal proceedings
           Item 2.         Changes in securities
           Item 3.         Defaults upon senior securities
           Item 4.         Submission of matters to a vote of security holders
           Item 5          Other information
           Item 6.         Exhibits and Reports on Form 8-K


                           FORWARD LOOKING STATEMENTS

         Immecor Corporation (the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Form 10-QSB or that are otherwise made by or on behalf of the Company. For this purpose, any statement contained in the Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that may affect the Company's results include, but are not limited to, the Company's limited history of profitability, its dependence on a limited number of customers and key personnel, its possible need for additional financing and its dependence on certain industries. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's filings with the Securities and Exchange Commission.


                                     PART I

ITEM 1.           FINANCIAL INFORMATION
                                                                            Page
         The following Financial Statements are filed as part of this report:

         Balance Sheets                                                       3
         Statements of Income                                                 4

         Statements of Cash Flows                                             5

         Statements of Shareholder Equity                                     6

         Notes to Financial Statements                                        7

                               IMMECOR CORPORATION
                                 Balance Sheets
                              Period ended June 30,
                                   (unaudited)

                                                     ASSETS

                                                                                          1998                       1999
                                                                                          ----                       ----
CURRENT ASSETS
      Cash                                                                       $       99,480             $        37,307
      Accounts receivables (net of allowance for doubtful accounts of
            $10,478 in 1998 and 18,749 in 1999 )                                        775,986                   1,105,427
      Inventories                                                                       188,490                     677,540
      Notes receivable                                                                        -                     140,801
      Prepaid and other assets                                                            9,481                      24,538
      Deferred taxes                                                                     17,683                      18,737
                                                                                 --------------              --------------

              Total current assets                                                    1,091,120                   2,004,350

      Misc revenue                                                                            -                     (2,762)
EQUIPMENT AND IMPROVEMENTS -net                                                          48,176                     131,485
                                                                                         ------                     -------

               Total Assets                                                      $    1,139,296              $    2,133,073
                                                                                 --------------              --------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Notes payable, due within one year                                         $        3,985              $     487,424
      Accounts payable                                                                  203,888                    787,367
      Accrued liabilities                                                                 8,549                      3,084
      Advances from shareholders                                                            643                          -
      Customer deposits                                                                   2,858                          -
      Employee IRA deductions                                                                 -                      2,986
      Income taxes                                                                      205,546                    157,670
                                                                                 --------------               ------------

               Total current liabilities                                                425,469                  1,438,531

LONG-TERM LIABILITIES
      Note payable, due after one year                                                   10,619                     11,783
      Deferred income taxes                                                              10,822                     10,454
                                                                                 --------------               ------------

               Total long-term liabilities                                               21,441                     22,237
                                                                                 --------------               ------------

               Total liabilities                                                 $      446,910               $  1,460,768
                                                                                 --------------               ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
      Preferred stock, no par value, 20,000,000 shares authorized;
            no shares issued and outstanding
      Common stock, no par value, 50,000,000 shares authorized;
            issued and outstanding, 1998: 2,428,226; 1999: 2,435,376.                   297,845                    286,573
Retained earnings                                                                       394,541                    385,732
                                                                                 --------------                -----------

               Total shareholders' equity                                               692,386                    672,305
                                                                                 --------------                -----------

               Total liabilities and shareholders' equity                        $    1,139,296             $    2,133,073
                                                                                 --------------             --------------
The accompanying notes are an integral part of these financial statements

                               IMMECOR CORPORATION
                               Statement of Income
                              Period ended June 30,
                                   (unaudited)



                                                                                         1998                       1999
                                                                                         ----                       ----
Net sales                                                                        $    2,503,369             $    4,280,288
Cost of sales                                                                         1,797,114                  3,542,070
                                                                                 --------------             --------------

               Gross profit                                                             706,255                    738,218

Selling, general and administrative expenses                                            437,320                    576,148
                                                                                 --------------             --------------

               Operating income                                                         268,935                    162,070

Interest income                                                                           1,191                        202
Other income                                                                                  -                        900
Interest expense                                                                         (4,603)                    (6,963)
                                                                                 ---------------            --------------

               Income before income taxes                                               265,523                    156,209

Income taxes                                                                            104,200                          -
                                                                                 --------------             --------------

               NET INCOME                                                        $      161,323              $     156,209
                                                                                 --------------              -------------

Net income per share - basic and diluted                                          $           0.066          $           0.064

Weighted average shares outstanding - basic and diluted                               2,427,730                  2,435,376


The accompanying notes are an integral part of these financial statements



                               IMMECOR CORPORATION
                             Statement of Cashflows
                              Period ended June 30,
                                   (unaudited)



                                                                                         1998                        1999
                                                                                        ------                       ------
Increase (decrease) from cash

Cash from operations:
      Net income (loss)                                                          $        161,324             $       156,209
Reconciliation of  net income (loss) to net
      cash used by operating activities:

            Depreciation and amortization                                                  25,472                      40,145
            Changes in current assets and liabilities                                     713,827                     694,542

               Net cash used by operating activities                                      900,623                     773,840

Cash flows from investing activities:
      Additions to property and equipment                                                       -                      94,131

               Net cash used by investing activities                                            -                      94,131

Cash flows from financing activities:
      Proceeds from common stock                                                                -                           -
      Increase in loan payable                                                                  -                     487,189
      Repayments on capital  lease                                                         11,784                      10,619

               Net cash provided by financing activities                                   11,784                     497,808

Net increase in cash and cash equivalents                                               1,398,766                   2,649,102
Cash and cash equivalents at beginning of period                                           99,480                      38,359

Cash and cash equivalents at end of period                                       $      1,299,286              $    2,610,743
                                                                                 ----------------              --------------

Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                                   $              0.80           $        6,961





The accompanying notes are an integral part of these financial statements

                                      - 5 -

                               IMMECOR CORPORATION
                        Statement of Shareholders' Equity
                              Period ended June 30,
                                   (unaudited)


                                        Number of                            Retained
                                        Outstanding           Common         Earnings
                                        Shares                Stock         (Deficit)                  Total

Balance-December 31,  1998             2,435,376           $   288,855     $   278,838               $   567,693

     Six months ended
     June 30, 1999 (unaudited)
Offering costs                                                 (2,282)                                   (2,282)
Adjustments to net income                                                      (49,315)                 (49,315)
 Net income                                    -                     -         156,209                  156,209
                                       ----------         -------------    ------------               ----------


Balance, June 30, 1999                 2,435,376            $   286,573    $   385,732               $   672,305
                                       ----------         -------------    ------------               ----------



The accompanying notes are an integral part of these financial statements

                               IMMECOR CORPORATION
          NOTES TO THE INTERIM UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1:  Summary of Significant Accounting Policies
Basis of Presentation

         The financial statements included in this Form 10-QSB have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. The results of operations for any interim period are not necessarily indicative of results for a full year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

         The financial statements presented herein as of June 30, 1999 and for the six months June 30, 1999 and 1998 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods.

         Earnings per share amounts are based on the weighted average number of common stock shares outstanding in each period.

Note 2:  Receivables consist of the following as of June  30:


                                                                           1998                           1999
                                                                           -----                          -----

             Accounts receivable                                     $     484,644                  $    1,124,176
                      Less allowance for doubtful accounts                  18,749                          18,749
                                                                      ------------                  --------------
                                                                     $     465,895                  $    1,105,427

Note 3:  Inventory

Inventories consist of the following as of June :
                                                                           1998                            1999
                                                                           -----                           -----

                      Purchased parts                                $     259,225                   $    528,481
                      Finished systems                                     102,598                        149,059
                                                                      -------------                 -------------
                                                                     $     361,823                   $    677,540
Note 4:  Equipment and Improvements

Equipment and improvements consist of the following as of June 30:
                                                                           1998                             1999
                                                                           ----                            ------

              Equipment and Furniture                                $      52,490                   $    102,981
                     Transportation equipment                               24,814                         68,649
                                                                      ------------                  -------------
                                                                            77,304                        171,630
                     Less accumulated depreciation                          25,472                         40,145
                                                                      ------------                  -------------
                                                                     $      51,832                   $    131,485

                               IMMECOR CORPORATION
          NOTES TO THE INTERIM UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1:  Summary of Significant Accounting Policies
Basis of Presentation

         The financial statements included in this Form 10-QSB have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. The results of operations for any interim period are not necessarily indicative of results for a full year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

         The financial statements presented herein as of June 30, 1999 and for the six months June 30, 1999 and 1998 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods.

         Earnings per share amounts are based on the weighted average number of common stock shares outstanding in each period.

Note 2:  Receivables consist of the following as of June  30:

                                                                           1998                           1999
                                                                          ------                         ------

             Accounts receivable                                     $     484,644                  $  1,124,176
                      Less allowance for doubtful accounts                  18,749                        18,749
                                                                      ------------                 -------------
                                                                     $     465,895                  $  1,105,427

Note 3:  Inventory

Inventories consist of the following as of June :
                                                                           1998                           1999
                                                                          ------                          -----

                      Purchased parts                                $     259,225                  $    528,481
                      Finished systems                                     102,598                       149,059
                                                                     -------------                 -------------
                                                                     $     361,823                  $    677,540
Note 4:  Equipment and Improvements

Equipment and improvements consist of the following as of June 30:
                                                                           1998                            1999
                                                                           ----                           ------

              Equipment and Furniture                                $      52,490                  $    102,981
                     Transportation equipment                               24,814                        68,649
                                                                      ------------                 -------------
                                                                            77,304                       171,630
                     Less accumulated depreciation                          25,472                        40,145
                                                                      ------------                 -------------
                                                                     $      51,832                  $    131,485

                               IMMECOR CORPORATION
          NOTES TO THE INTERIM UNAUDITED CONDENSED FINANCIAL STATEMENTS


Note 8:  Sales to Major Customers

A material part of the Company's business is dependent upon sales to major customers, the loss of which would have a material adverse effect on the Company's financial position and results of operation. One customer accounted for 68% and 67% of total sales in 1998 and 1997 respectively. The Company is attempting to expand its customer base to lessen the effect of having major customers.

Note 9:  Income Taxes

The  provision  for income taxes  consists of the  following for the years ended
December 31:

                                                                              1998                       1999
                                                                              -----                     -----
         Currently payable:
         Federal                                                     $      16,905                  $    116,157
         State                                                               8,130                        19,468
         Deferred taxes                                                      5,526                        10,454
                                                                      ------------                  ------------
                                                                     $      30,561                  $    146,079

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition and Results of Operations:
The following table sets forth, as a percentage of sales, certain items included in the Company's financial statements.



                                                                     Years Ende               Six months Ended
                                                                     December 31,                 June 30,
                                                           -1997-               -1998-       -1998-          -1999-
                                                           -------             --------      -------         ------
 Statements
Net sales.........................................         100.00%             100.00%       100.00%         100.00%
Cost of sales   ..................................          76.43               78.12         71.80           82.75
Gross profit .....................................          23.57               21.88         28.21           17.24
Depreciation and amortization ....................           0.25                0.38         0 .03            0.99
Selling, general and administrative expenses .....          14.90               20.14         11.52            9.06
Total operating costs and expenses ...............          15.15               20.52          6.07            4.53
Operating income (loss) ..........................           8.67                1.73         10.67            3.62
Interest income (loss) ...........................           0.07                0.05         0 .02            0.01
Interest expense..................................          (0.05)              (0.12)            -            0.16
Income (loss) before income taxes.................           8.69                1.67         10.60            3.63
Income Tax  ......................................           3.37                0.67          4.20            2.71
Net income (loss) ................................           5.32                1.00          6.44            3.64

Net Sales

Net sales increased by $1,775,321or 70.87 % from $2,504,966 for the six months ended June 30, 1998 (the "1998 period") to $4,280,287 for the six months ended June 30, 1999 ("the 1999 period").

The net sales increase resulted primarily from increased demand from major customers responsible for the majority of the Company's sales. Sales to the major customers for high-end specialty computers have continued to increase steadily since the Company has been able to meet strict shipping deadlines and to maintain high quality control standards. Orders on the books of the Company indicate that this trend will continue during the third quarter of 1999. Nevertheless, the loss of the major customers would have a material adverse effect on the Company's financial position and results of operations.

Gross Profit

As a percentage of net sales, gross profits decreased from $265,524 in the 1998 period to $156,209 in the 1999 period because of an increase in expenses for existing and additional warehouse and assembly space, and additional equipment.

Selling,  General and Administrative Expenses

Selling, general and administrative expenses decreased as a percentage of net sales from 11.52 % in the 1998 period to 9.06 % in the 1999 period. The decrease in expenses as a percentage of net sales was primarily due to the increase in revenue.

Liquidity and Capital Resources

On June 30, 1998 and June 30, 1999 the Company had net working capital of $659,456 and $415,382, respectively. The $244,074 decrease in working capital from 1998 to 1999 was primarily due to an increase in payables and inventory in order to sustain the Company's accelerated growth.

The Company had net cash provided by operating activities of $900,623 in the 1998 period compared to net cash provided by operating activities of $773,840 in the 1999 period. The $126,783 difference relates primarily to an increase in accounts receivables and inventory levels.

The Company had net cash provided by financing activities of $11,784 in the 1998 period compared to net cash used by financing activities of $497,808 in the 1999 period. The $486,024 difference relates primarily to financing of new products and higher inventory levels for the new products.
                                     - 10 -

Dates following December 31, 1999 and beyond ( the "year 2000 Problem")

Many existing computer systems and applications, and other devices, use only two digits to identify a year in the date field, without considering the impact of the upcoming change in the century. Such systems and applications could fail or create erroneous results unless corrected. The Company relies on its internal financial systems and external systems of business enterprises such as customers, suppliers, creditors, and financial organizations both domestically and globally, directly and indirectly for accurate exchange of data. The Company has evaluated such systems and believes the cost of addressing the Y2K Problem will not have a material adverse affect on the result of operations or financial position of the Company. However, even though the internal systems of the Company are not materially affected by the Y2K Problem the Company could be affected through disruption in the operation of the enterprises with which the Company interacts.

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

Item 6.     Exhibits and Reports on Form 8-K
The Company filed one (1) report on Form 8-K during this period, announcing the leasing of additional office and warehouse space in the City of Santa Clara.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Commission the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    IMMECOR CORPRATION

Date:    August 6, 1999                            By:   /s/  Wil. L. Lindgren
                                                    -----------------------
                                                           Wil L. Lindgren
                                                    Chief Financial Officer


Date:    August 6, 1999                         By:   /s/  Heinot H. Hintereder
                                                   -----------------------
                                                        Heinot H. Hintereder
                                                          President & CEO

                           LEGEND IMMECOR CORPORATION

MULTIPLIER                                                   1
CURRENCY                                                     1
TABLE
S                                          C                 C
PERIOD-TYPE                             YEAR              YEAR
FISCAL-YEAR-END                       DEC-31-1998       DEC-31-1999
PERIOD-START                           JAN-1-1998        JAN-1-1999
PERIOD-END                            JUN-30-1998       JUN-30-1999
EXCHANGE-RATE                              1                 1
CASH                                   99480             37307
SECURITIES                                 0                 0
RECEIVABLES                           796464           1105427
ALLOWANCES                             20478             18749
INVENTORY                             188490            677540
CURRENT-ASSETS                       1091120           2004350
PP&E                                   77519            156023
DEPRECIATION                           29343             40145
TOTAL-ASSETS                         1139296           2133073
CURRENT-LIABILITIES                   425469           1438531
BONDS                                      0                 0
PREFERRED-MANDATORY                        0                 0
PREFERRED                                  0                 0
COMMON                                297845            286573
OTHER-SE                              394541            385732
TOTAL-LIABILITY-AND-EQUITY           1139296           2133073
SALES                                2503369           4280288
TOTAL-REVENUES                       2503369           4280288       CGS
1797114                              3542070
TOTAL-COSTS                          2234434           4118218
OTHER-EXPENSES                             0                 0
LOSS-PROVISION                             0                 0
INTEREST-EXPENSE                        4603              6963
INCOME-PRETAX                         265523            156209
INCOME-TAX                            104200                 0
INCOME-CONTINUING                     161323            156209
DISCONTINUED                               0                 0
EXTRAORDINARY                              0                 0
CHANGES                                    0                 0
NET-INCOME                            161323            156209
EPS-PRIMARY                                 .066              .064
EPS-DILUTED                                 .066              .064


                               IMMECOR CORPORATION
                             Shareholder Information
                              Period ended June 30,
                                   (unaudited)


Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales - Net sales increased by $1,775,321or 70.87 % from $2,504,966 for the six months ended June 30, 1998 (the "1998 period") to $4,280,287 for the six months ended June 30, 1999 ("the 1999 period"). The net sales increase resulted primarily from increased demand from major customers responsible for the majority of the Company's sales. Sales to the major customers for high-end specialty computers have continued to increase steadily since the Company has been able to meet strict shipping deadlines and to maintain high quality control standards. Orders on the books of the Company indicate that this trend will continue during the third quarter of 1999. Nevertheless, the loss of the major customers would have a material adverse effect on the Company's financial position and results of operations.

Gross Profit - As a percentage of net sales, gross profits decreased from $265,524 in the 1998 period to $156,209 in the 1999 period because of an increase in expenses for existing and additional warehouse and assembly space, and additional equipment.

Selling, General and Administrative Expenses - Selling, general and administrative expenses decreased as a percentage of net sales from 11.52 % in the 1998 period to 9.06 % in the 1999 period. The decrease in expenses as a percentage of net sales was primarily due to the increase in revenue.

Liquidity and Capital Resources - On June 30, 1998 and June 30, 1999 the Company had net working capital of $659,456 and $415,382, respectively. The $244,074 decrease in working capital from 1998 to 1999 was primarily due to an increase in payables and inventory in order to sustain the Company's accelerated growth. The Company had net cash provided by operating activities of $900,623 in the 1998 period compared to net cash provided by operating activities of $773,840 in the 1999 period. The $126,783 difference relates primarily to an increase in accounts receivables and inventory levels. The Company had net cash provided by financing activities of $11,784 in the 1998 period compared to net cash used by financing activities of $497,808 in the 1999 period. The $486,024 difference relates primarily to financing of new products and higher inventory levels for the new products.