Form 10QSB
period 1999-09-30
IMMECOR CORP
filed 2000-03-30
CIK 1039962

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,935,376 shares of common stock as of September 30, 1999.

         Transitional Small Business Disclosure Format Yes [  ]  No [X]

                               IMMECOR CORPORATION

                                      INDEX
                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

           Item 1. Balance sheets at September 30, 1998 and 1999 Statements of income for the nine months ended September 30, 1998 and 1999 Statements of cash flows for the nine months ended September 30, 1998 and 1999 Statements of shareholders' equity for the nine months ended September 30, 1998 and 1999

           Item 2.         Management's Discussion and Analysis or Plan of
                           Operation

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

                               IMMECOR CORPORATION
                                 Balance Sheets
                           Period ended September 30,
                                   (unaudited)

                                     ASSETS

                                                                                            1998               1999
                                                                                            ----               ----
CURRENT ASSETS
      Cash                                                                            $   231,274       $   (232,341)
      Accounts receivables (net of allowance for doubtful accounts of
            $10,478 in 1998 and 18,750 in 1999 ) (Note 2)                                 456,382          1,063,952
      Inventories (Note 3)                                                                381,319            996,123
      Notes receivable                                                                          -            136,565
      Prepaid and other assets                                                             11,856             18,923
      Deferred income taxes                                                                18,737             18,737
                                                                                         --------         ----------

              Total current assets                                                      1,099,568          2,001,959

      Equipment and improvements. net (Note 4)                                             45,535            131,443
                                                                                           ------            -------

               Total Assets                                                           $ 1,145,103       $  2,133,402
                                                                                     ------------       ------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Notes payable, due within one year (Note 7)                                     $     4,115       $    144,453
      Accounts payable                                                                    233,635            854,003
      Accrued liabilities                                                                  22,257              3,084
      Advances from shareholders (Note 6)                                                     643             75,103
      Customer deposits                                                                     3,912                  -
      Employee benefits                                                                         -              7,602
      Taxes payable                                                                       160,662            193,154
                                                                                         ----------         --------

               Total current liabilities                                                  425,224          1,277,399

LONG-TERM LIABILITIES
      Note payable, due after one year (Note 5)                                             9,559              9,680
      Deferred income taxes                                                                10,454             10,454
                                                                                         --------          ---------

               Total long-term liabilities                                                 20,013             20,134
                                                                                         --------          ---------

               Total liabilities                                                      $   445,237       $  1,297,533
                                                                                     ------------       ------------

 COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
      Preferred stock, no par value, 20,000,000 shares authorized;
            no shares issued and outstanding
      Common stock, no par value, 50,000,000 shares authorized;
            issued and outstanding, 1998: 2,428,226; 1999: 1,935,376 (Note 10)            292,196            284,872
Retained earnings                                                                         407,670            550,998
                                                                                          ------------- ------------

               Total shareholders' equity                                                 699,866            835,869
                                                                                           -------------------------

               Total liabilities and shareholders' equity                           $   1,145,103       $  2,133,402
                                                                                   ---------------------------------

The accompanying notes are an integral part of these financial statements

                               IMMECOR CORPORATION
                               Statement of Income
                           Period ended September 30,
                                   (unaudited)



                                                                                           1998               1999
                                                                                         ------------      ---------
Net sales                                                                           $   3,593,334       $  6,809,709
Cost of sales                                                                           2,660,905          5,586,316
                                                                                    -------------      -------------

               Gross profit                                                               932,429          1,223,393

Operating costs and expenses
     Selling, general and administrative expenses                                         614,544            882,915
     Depreciation and amortization                                                         11,692                  -
                                                                                        ---------          ---------

               Total operating costs and expenses                                         626,236            882,915

               Operating income                                                           306,193            340,428

Interest income                                                                             1,538                549
Other income                                                                                -                (6,854)
Interest expense                                                                          (13,279)          (20,510)
                                                                                       -----------         ---------

               Income (loss) before income taxes                                          294,452            313,663

Income taxes                                                                              120,000              7,810
                                                                                       ----------         ----------

              Net income (loss)                                                      $    174,452       $    305,853
                                                                                     -------------------------------

Net income per share - basic and diluted                                             $          0.072   $          0.158

Weighted average shares outstanding - basic and diluted                                 2,428,226          1,935,376


The accompanying notes are an integral part of these financial statements


                               IMMECOR CORPORATION
                             Statement of Cashflows
                           Period ended September 30,
                                   (unaudited)



                                                                                           1998             1999
                                                                                        -----------       ----------
 Increase(decrease) from cash

Cash from operations:
      Net income (loss)                                                               $   174,452       $    305,853
Reconciliation of  net income (loss) to net
      cash used by operating activities:

            Depreciation and amortization                                                  11,692                  -
            Changes in current assets and liabilities                                    (142,945)           136,003

               Net cash  provided (used) by operating activities                           41,175            441,856

Cash flows from investing activities:
      Additions to property and equipment                                                 (31,897)            (7,501)

               Net cash provided (used) by investing activities                           (31,897)            (7,501)

Cash flows from financing activities:
      Proceeds from common stock                                                           70,911                  -
      Increase in loan payable                                                            (39,880)           140,459
      Repayments on capital lease                                                               -             10,212

               Net cash provided (used) by financing activities                           (48,644)           150,671

Net increase in cash and cash equivalents
Cash and cash equivalents at beginning of period                                          164,125             37,307
Cash and cash equivalents at end of period                                            $   231,274       $   (232,341)
                                                                                       -----------      -------------

Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                                        $     3,279       $     20,510





The accompanying notes are an integral part of these financial statements

                               IMMECOR CORPORATION
                        Statement of Shareholders' Equity
                           Period ended September 30,
                                   (unaudited)


                                    Number of                       Retained
                                    Outstanding      Common         Earnings
                                    Shares           Stock          (Deficit)              Total

Balance-December 31,  1998          2,435,376        $ 288,855      $  278,838         $   567,693

Nine months ended
     September 30, 1999 (unaudited)
Litigation settlement
     returned shares (Note 10)      (500,000)
Offering costs                                         (3,983)                            (3,983)
Adjustments to net income                                                 (49,315)        (49,315)
 Net income                                 -                -            321,475         321,475
                                   ----------        ---------       -------------     -----------


Balance-September 30, 1999          1,935,376       $   284,872        $   550,998     $   835,870
                                   ----------       -----------      -------------     -----------



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

         The financial statements presented herein as of September 30, 1999, reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods.

         Earnings per share amounts are based on the weighted average number of common stock shares outstanding in each period.

Note 2:  Receivables consist of the following as of September  30:

                                                                   1998                 1999
                                                                 -----------        ----------

             Accounts receivable                               $    476,860         $  1,082,702
                      Less allowance for doubtful accounts           20,478               18,750
                                                                -----------         ------------
                                                               $    465,895         $  1,063,952

Note 3:  Inventory

Inventories consist of the following as of September :
                                                                   1998                1999
                                                                ----------          -----------

                      Purchased parts                          $   285,989          $    747,092
                      Finished systems                              95,330               249,031
                                                               -----------           -----------
                                                               $   381,319          $    996,123
Note 4:  Equipment and Improvements

Equipment and improvements consist of the following as of September 30:
                                                                       1998             1999
                                                                    ---------        -----------

              Equipment and Furniture                          $     54,013         $    100,526
                     Transportation equipment                        29,813               68,649
                                                                -----------          -----------
                                                                     83,826              169,175
                     Less accumulated depreciation                   33,293               39,045
                                                                 -----------          ----------
                                                                $    50,534         $    130,130


                               IMMECOR CORPORATION
          NOTES TO THE INTERIM UNAUDITED CONDENSED FINANCIAL STATEMENTS



Note 5:   Note Payable

Note payable consists of the following as of September 30:

                                                                        1998               1999
                                                                        -----------------------
Note payable, collaterized by vehicle, payable in
monthly installments of $443 including interest of
        10.5% through September 2001                             $    13,674        $      9,680

         Less amount due in one year                                    4115               1,329
                                                                  ----------         -----------
                                                                 $     9,559        $      8,351


Note 6:  Stockholder Advances

The Company receives advances from some of the corporate officers who are also major shareholders to meet working capital requirements. These advances are generally repaid within 30 to 90 days.

Note 7:  Line of Credit

The Company has a $500,000 line of credit which expires May 31, 2000. Advances under the line of credit can not exceed 80% of eligible accounts receivable and is secured by a security interest in all accounts receivable, inventory and equipment. The line of credit is also personally guaranteed by the Company's major shareholder. The advance outstanding on the line of credit as of September 30, 1999 was $144,453.

Note 8:  Commitments

The Company leases two premises under two noncancelable operating leases. Operating lease one expires in January 2001, and operating lease two expires in April 2002. The Company is obligated to pay its pro-rate share of utilities for the building on a monthly basis. For lease two the Company is obligated to pay its own utilities and has set up an account with the local utility company.

Minimum future rental payments under the lease agreements as of September 30, 1999 are as follows:

Year ending
December 31,                             Lease One                          Lease Two
                                    City of Rohnert Park               City of Santa Clara

1999                                $       58,836                     $        26,208
2000                                        60,998                              27,216
2001                                         5,100                              28,224
                                    --------------                      -----------------
                                    $      124,934                     $        81,648

Rental expenses under the above lease(s) were $49,292 and $39,389 for the nine months ended September 30, 1998 and 1999, respectively.

                               IMMECOR CORPORATION
          NOTES TO THE INTERIM UNAUDITED CONDENSED FINANCIAL STATEMENTS


Note 8:  Sales to Major Customers

A material part of the Company's business is dependent upon sales to major customers, the loss of which would have a material adverse effect on the Company's financial position and results of operation. One customer accounted for 67% and 76% of total sales in 1999 and 1998 respectively. The Company is attempting to hire more sales staff and expand its customer base to lessen the effect of having major customers.

Note 9:  Income Taxes

The provision for income taxes consists of the following for the nine months ended September 30, 1999:

                                                         1998             1999
                                                         ---------------------
         Currently payable:
         Federal                               $      133,062      $     116,157
         State                                         27,600             19,468
         Deferred taxes                                10,454             10,454
                                                       -------------------------
                                               $      171,116      $     146,079

Note 10:  Reduction of Number of Shares of Common Stock outstanding

The  Company  filed a  lawsuit  against  three  shareholders  who were  formerly officers and directors of the Company seeking rescission of the issuance of 500,000 shares of common stock in the acquisition of Advanced Network Communications, Inc. in 1994. The litigation was settled in the Company's favor effective August 31, 1999, resulting in the return of 500,000 shares of Common Stock to the Treasury of the Company, reducing the number of outstanding shares of Common Stock from 2,435,376 to 1,935,376.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition and Results of Operations:
The following table sets forth, as a percentage of sales, certain items included in the Company's financial statements.

                                                               Years Ended                 Nine months Ended
                                                               December 31,                 September 30,
                                                           -1997          -1998-          -1998-        -1999-
                                                          -------       ---------       ---------      --------
 Statements of Income Data:
Net sales.........................................        100.00%        100.00%         100.00%      100.00%
Cost of sales   ..................................         76.43          78.12           74.05        82.03
Gross profit .....................................         23.57          21.88           25.94        17.96
Depreciation and amortization ....................          0.25           0.38           0 .03        00.00
Selling, general and administrative expenses .....         14.90          20.14           17.10        12.96
Total operating costs and expenses ...............         15.15          20.52           17.42        12.96
Operating income (loss) ..........................          8.67           1.73            8.52         4.99
Interest income (loss) ...........................          0.07           0.05            0.04         0.00
Interest expense..................................         (0.05)         (0.12)           0.36         0.30
Income (loss) before income taxes.................          8.69           1.67            8.19         4.60
Income Tax  ......................................          3.37           0.67            3.33         0.11
Net income (loss) ................................          5.32           1.00            4.84         4.49

Net Sales

Net sales increased by $3,216,375 or 89.50 % from $3,593,334 for the nine months ended September 30, 1998 (the "1998 period") to $6,809,709 for the nine months ended September 30, 1999 ("the 1999 period").

The net sales increase resulted primarily from an increase in sales staff and and increased demand from major customers responsible for the majority of the Company's sales. Orders on the books of the Company indicate that this trend will continue during the fourth quarter of 1999. Nevertheless, the loss of a major customers would have a material adverse effect on the Company's financial position and results of operations.

Gross Profit

As a percentage of net sales, gross profits increased from 25.9% in the 1998 period to 31.20% in the 1999 period. This increase was related to higher margins realized on high-end customized speciaty computers.

Selling,  General and Administrative Expenses

Selling, general and administrative expenses decreased as a percentage of net sales from 17.10 % in the 1998 period to 12.96 % in the 1999 period. The decrease in expenses as a percentage of net sales was primarily due to the increase in revenue.

Liquidity and Capital Resources

On September 30, 1998 and September 30, 1999 the Company had net working capital of $719,879 and $856,003, respectively. The $136,124 increase in working capital from 1998 to 1999 was primarily due to an increase in accounts receivables, inventory and equipment.

The Company had net cash provided by operating activities of $41,175 in the 1998 period compared to net cash provided by operating activities of $441,856 in the 1999 period. The $400,681 difference relates primarily to an increase in revenues and higher margins for customized specialty computers for the nine month period in 1999.

The Company had negative net cash used by financing activities of $48,644 in the 1998 period compared to positive net cash provided by financing activities of $150,671 in the 1999 period. The $199,315 difference relates primarily to financing of new products and higher inventory levels for the new products.

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

                                    PART II.
                                OTHER INFORMATION

Item 1.     Legal Proceedings
The  Company  filed a  lawsuit  against  three  shareholders  who were  formerly officers and directors of the Company seeking rescission of the issuance of 500,000 shares of common stock in the acquisition of Advanced Network Communications, Inc. in 1994. The litigation was settled effective August 31, 1999, resulting in the return of 500,000 shares of Common Stock to the Treasury of the Company, reducing the number of outstanding shares of Common Stock from 2,435,376 to 1,935,376.

Item 2.      Changes in Securities
There were no changes in rights of securities holders.

Item 3. Defaults upon Senior Securities There were no defaults upon senior securities.

Item 4.     Submission of Matters to a Vote of Security-Holders
The following matters were submitted to the vote of security holders. The corresponding Proxy Statement was filed August 26, 1999 pursuant to Section 14 (A) of the Security Exchange Act of 1934, and is incorporated by reference:
a.     Election of Directors;
b.     Three for One Common Stock Split;
c.     2000 Employee Non-Qualified Stock Option Plan; and
d.    Such other business as may properly come before the meeting.

Item 5.     Other Information
There were no major contracts signed during the period.

Item 6.     Exhibits and Reports on Form 8-K
No exhibits and reports were filed on Form 8-K during this period.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Commission the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               IMMECOR CORPRATION

Date:    October 10, 1999                           By:   /s/  Wil. L. Lindgren
                                                     -----------------------
                                                          Wil L. Lindgren
                                                      Chief Financial Officer

Date:    October 10, 1999                       By:   /s/  Heinot H. Hintereder
                                                    -----------------------
                                                       Heinot H. Hintereder
                                                          President & CEO

                           LEGEND IMMECOR CORPORATION
MULTIPLIER                                                   1
CURRENCY                                                     1
TABLE
S                                          C                 C
PERIOD-TYPE                             YEAR              YEAR
FISCAL-YEAR-END                       DEC-31-1998       DEC-31-1999
PERIOD-START                           JAN-1-1998        JAN-1-1999
PERIOD-END                            SEP-30-1998       SEP-30-1999
EXCHANGE-RATE                              1                 1
CASH                                  231274           -232341
SECURITIES                                 0                 0
RECEIVABLES                           476860           1082702
ALLOWANCES                             20478             18750
INVENTORY                             381319            996123
CURRENT-ASSETS                       1099568           2133402
PP&E                                   78828            57,391
DEPRECIATION                           33293                 0
TOTAL-ASSETS                         1145103           2133402
CURRENT-LIABILITIES                   425224           1277399
BONDS                                      0                 0
PREFERRED-MANDATORY                        0                 0
PREFERRED                                  0                 0
COMMON                                292196            284872
OTHER-SE                              407670            550998
TOTAL-LIABILITY-AND-EQUITY           1145103           2133402
SALES                                3593334           6809709
TOTAL-REVENUES                       3593334           6809709   CGS
2660905                              5586316
TOTAL-COSTS                          3287141           6469231
OTHER-EXPENSES                             0                 0
LOSS-PROVISION                             0                 0
INTEREST-EXPENSE                       13279             20510
INCOME-PRETAX                         294452            313663
INCOME-TAX                            120000              7810
INCOME-CONTINUING                     174452            305853
DISCONTINUED                               0                 0
EXTRAORDINARY                              0                 0
CHANGES                                    0                 0
NET-INCOME                            174452            305853
EPS-PRIMARY                                 .072              .158
EPS-DILUTED                             .072                  .158