Form 10KSB
period 1999-12-31
IMMECOR CORP
filed 2000-05-02
CIK 1039962

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1999

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the Transition Period from __________ to: _________

                        Commission File Number: 333-06966

                               IMMECOR CORPORATION
                 (Name of small business issuer in its charter)


                  California                            68-0324628
  (State or jurisdiction of incorporated    (I.R.S. Employer Identification No.)
             Organization)

     100-105 Professional Center Drive, Rohnert Park, California 94928-2137
                    (Address of principal executive offices)

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers contained in this form in response to item 405 of Regulation S-B, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State Issuer's revenues for its most recent fiscal year: $ 10,121,025.

         The aggregate market value of the issuer's Common Stock, without par value, held by non-affiliates as of December 31, 1999, was $ 1,761,774. This amount is based upon the offering price of $ 5.25 per share since there is currently no public market for the Company's Common Stock as described in PART II, ITEM 5.

         As of December 31, 1999, there were 1,935,376 shares of the issuer's Common Stock, without par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain portions of Filer's Proxy Statement dated September 1, 1999 Pursuant to Section 14 (A) of the Securities Exchange Act of 1934 are incorporated by reference in Part III hereof.

IMMECOR CORPORATION

INDEX
TABLE OF CONTENTS

PART I

Item 1.           Description of Business;
Item 2.           Description of Property;
Item 3.           Legal Proceedings;
Item 4.           Submission of Matters to a Vote of Security Holders.

PART II

Item 5.           Market for Common Equity and Related Stockholder Matters;
Item 6.           Management's Discussion and Analysis or Plan of Operation;
Item 7.           Financial Statements;
Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

PART III

Item 9. Directors, Executive Officers, promoters and Control Persons, Compliance with Section 16 (a) of the Exchange Act;
Item 10.          Executive Compensation;
Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management;
Item 12.          Certain Relationships and Related Transactions;
Item 13.          Exhibits and Reports on Form 8-K.

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

PART I

ITEM 1.           DESCRIPTION OF BUSINESS
         The Company designs, assembles and supplies high-performance computer systems, software integration, and services for the real-time and video-on-demand requirements of yield management and process monitoring systems for the semiconductor industry. The Company's computer systems are utilized in imaging-based semiconductor patterned wafer inspection, reticle inspection, and in the measurement of overlay, registration and line width. The necessary components are purchased from domestic and foreign manufacturers and distributors. The Company markets the finished products through its own sales force primarily in the United States.

         The Company was incorporated in the State of California on January 14, 1994.

EMPLOYEES
         As of December 31, 1999, the Company had seventeen (17) full time and three (3) part time employees. The Company hires part time employees for nontechnical jobs.

ITEM      2.      DESCRIPTION OF PROPERTY
         The   Company's   corporate   headquarters   are   located  at  100~105
Professional Center Drive, Western Business Park, Rohnert Park, California, 94928, where the Company maintains 10,000 square feet of office, showroom and assembly space.

         The Company maintains an additional 4,500 square feet of office and system integration space at 1600 Wyatt Drive, Suites 11-12, Santa Clara, California 95054

         The Company's Rohnert Park telephone number is (707) 585-3036 and the facsimile number is (707) 585-6838. The Company's Santa Clara telephone number is 408-982-1133 and the facsimile number is 408-982-1134. The Company's e-mail address is immecor@immecor.com, and the Company's world wide web home page is http//www.immecor.com.

ITEM     3.       LEGAL PROCEEDINGS
         The Company filed a lawsuit against three shareholders who were formerly officers and directors of the Company seeking rescission of the issuance of 500,000 shares of common stock in the acquisition of Advanced Network Communications, Inc., in 1994. The litigation was settled effective August 31, 1999, resulting in the return of 500,000 shares of common stock to the Treasury of the Company, reducing the number of outstanding shares of Common Stock from 2,435,376 to 1,935,376.

ITEM     4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
         On October 13, 1999, the Company held a special meeting of stockholders to vote on the election of five directors, the approval of a three for one split of the outstanding shares of common stock of the Company, and the approval of the 2000 Employee Incentive and Non-qualified Stock Option Plan.The Board of Directors set a distribution date of May 1, 2000

         Of the 1,935,376 shares of the Company's Common Stock entitled to vote at the meeting, a majority constituting a quorum were present in person or were represented by proxy at the meeting. The results of the voting were as follows:

Election of Nominated Directors
For:                                            Against:
1,222,776 Shares                                712,600 Shares

Three for One Split of Common Stock Outstanding
For:                                            Against:
1,933,376 Shares                                2,000 Shares

2000 Employee Non-Qualified Stock Option Plan
For:                                            Against:
1,222,776 Shares                                712,600 Shares

                                     PART II

ITEM     5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         The Company's initial direct public offering filed with the Securities and Exchange Commission on Form SB-2 became effective on November 18, 1997. California approved the filing effective December 19, 1997. The price per share of common stock was set at $5.25 per share and the Company set aside 750,000 shares to be sold. There was no minimum number of shares that had to be sold.

         The Company sold 14,376 shares raising $75,474. However such amount was offset by $107,119 of costs related to the offering. The offering was closed November 17, 1998. The securities were sold directly to the public. There are no broker/dealer agreements in effect regarding this offering. There is currently no public market for the Company's Common Stock and there is no assurance that a public market will develop.

         The stock transfer agent and registrar for the Company's common stock is U.S. Stock Transfer Corporation located at 1745 Gardena Avenue, Glendale, California 91204-2991.

         The Company plans a secondary offering of its common stock during the remainder of 2000 and expects to list its common stock on various exchanges as soon as it can meet the numerical requirements imposed upon new listings by these stock exchanges.

HOLDERS
         As of December 31, 1999 there were approximately 91 holders of record of the Common Stock.

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

RESULTS OF OPERATIONS
FISCAL 1999 AS COMPARED TO FISCAL 1998

         Net sales increased by $5,569,432 or 122% from $4,551,593 in 1998 to $10,121,025 in 1999. Sales to corporate customers for high-end specialty computers have continued to increase steadily since the Company has been able to meet strict shipping deadlines and to maintain high quality control standards. Nevertheless, the loss of any one major customer would have a material adverse effect on the Company's financial position and results of operation.

         Gross profit decreased, as a percentage of net sales, from 22% in 1998 to 16% in 1999 primarily because of increased hardware costs associated with entering new markets that require lower profit margins.

         Selling, general and administrative expenses increased $622,540 or 68%, from $916,660 in 1998 to $1,622,394 in 1999. The increase is due to higher payroll costs and other expenses associated with an increase in operations.

LIQUIDITY AND CAPITAL RESOURCES

STATEMENTS OF CASH FLOWS

         The Company had net cash used in operating activities of $(425,406) in 1999 compared to net cash provided of $78,212 in 1998. The net decrease relates primarily to the changes in operating assets and liabilities. The cash used by investing activities was $70,498 in 1999 compared with $47,596 in 1998.

         Net cash provided by financing activities was $346,652 in 1999 compared to $12,299 in 1998. The increase was primarily due to proceeds from notes payable.

LINE OF CREDIT

         The Company's line of credit with WestAmerica Bank currently permits borrowing of up to 80% of eligible accounts receivable to a maximum of $500,000 and is secured by a security interest in all accounts receivable, inventory and equipment. The line of credit is also personally guaranteed by the Company's major shareholder. Interest is 3.5% over prime rate (11.75% at December 31, 1999) with a maturity date of April 30, 2000. The line of credit had a $350,890 balance as of December 31, 1999. Currently the Company is negotiating a larger credit facility with Deutsche Financial for $1.5 million. The new credit line should be completed by February 15, 2000.

YEAR 2000 COMPLIANCE

         During 1999, the Company successfully completed effeorts to ensure that its internal operating systems, as well as those of its major customers and suppliers, were fully capable of processing so-called Year 2000 transactions. The primary cost of the project was the reallocation of internal resources, and therefore did not represent incremental expense to the Company. The estimated value of internal resources allocated to Year 2000 compliance efforts in 1999 was approximately $60 thousand.

         The Company did not experience any failures of its computerized systems resulting from Year 2000 issues, nor does it have any information that indicates any of its vendors may be unable to sell goods or services to the Company.

ITEM  7.       FINANCIAL STATEMENTS

    The following Financial Statements are filed as part of this report:

    Independent Auditor's Report                                             F-1

    Balance Sheets - December 31, 1998 and 1999                              F-2

    Statements of Operations for the years ended December 31, 1998 and 1999 F-3 Statements of Shareholder Equity for the years ended December 31,1998
    and 1999                                                                 F-4
    Statements of Cash Flows for the years ended December 31, 1998 and 1999  F-5
    Notes to Financial Statements                                            F-6

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names of all directors and officers of the Company and the position held by them:

  Name                               Age      Position

  Heinot H. Hintereder               69       President & CEO, Director

  Jason C. Lai                       32       Executive Vice President, Director

  Nhon K. Tran                       36       Vice President, Chief Technical
                                              Officer, Director

  William L. Lindgren                36       Chief Financial Officer, Director

  Dr. Rodney Tognetti                61       Director

         Heinot H. Hintereder is cofounder of the Company. Was the Founder and served as President and CEO of Immecor Corporation of Delaware until its acquisition by the Company. Served 5 years as Manager of the Financial & Corporate Support Unit, Fireman's Fund Insurance Companies until retirement in 1992. For 25 years held various other managerial and supervisory positions at Fireman's Fund. President, Founder, and CEO of Biblionics Corporation, a software development company. Founder, Partner, and General Manager of W.
Koehler K.G., a German trading company. In all, Mr. Hintereder has 35 years experience in large business systems design, selection of computer equipment and system configuration. Mr. Hintereder was educated in Germany and holds the German equivalent of a Masters degree in Business Administration.

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

         Nhon K. Tran is a major investor in the Company. Before joining the Company in July of 1995 as Vice President, Chief Technical Officer, Mr. Tran served 10 years with Parker Hannifin Corporation in the field of computer driven robotic motion control products, five years of which he served as Associate Engineer for new product development.

         William L. Lindgren is Chief Financial Officer since May of 1999. Mr. Lindgren has 15 years experience in cash management, commercial lending, securities sales and insurance planning. Before joining the Company, Mr. Lindgren served as regional executive with the business banking division for Bay View Bank. Mr. Lindgren holds an AA degree in Accounting and a BS degree in Business Management.

         Dr. Rodney Tognetti is a member of the Company's Board of Directors. Mr. Tognetti is a retired educator, local industrial property owner and investor in emerging companies. He is a member of the Board of Directors of Trancas Associates.

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

         The Company's Summary Compensation Table is set forth below. As in previous years the Company had no Option/SAR Grants, Aggregated Option/SAR Grants Exercises or Fiscal Year End Option/SAR's for the year ended December 31, 1999, nor were there any long-term incentive plan awards, or stock options or stock appreciation rights. The Company's compensation to non-employee directors consists of a fee of $250 per meeting of the Board of Directors.

                           SUMMARY COMPENSATION TABLE

Name and                                          Compensation     Compensation      All other
Principal Position                      Years     Paid             Deferred (1)      Compensation

Heinot H. Hintereder                    1997       $  82,666       $   50,000            None
President &                             1998       $ 128,833       $   39,167            None
Chief Executive Officer                 1999       $ 139,000             None            None

Jason C. Lai                            1997       $ 160,048       $   14,093            None
Executive Vice President                1998       $ 157,126       $   16,259            None
                                        1999       $ 199,873       $   93,388            None

Nhon K. Tran                            1997       $ 107,048             None            None
Vice President &                        1998       $  94,000       $   10,000            None
Chief Technical Officer                 1999       $ 121,582       $   15,000            None
William L. Lindgren                     1997               -                -               -
Chief Financial Officer                 1998               -                -               -
                                        1999       $  32,413       $    3,437            None

Note 1: All deferred compensation was accrued in the financial statements as of December 31, 1999.

EMPLOYMENT AGREEMENTS

         On December 3, 1999, the Company entered into employment agreements with 1) Heinot H. Hintereder ("Hintereder"), the Company's President and Chief Executive Officer; 2) Jason C. Lai ("Lai"), the Company's Executive Vice President; and 3) Nhon K. Tran ("Tran"), the Company's Chief Technical Officer. The agreements are for fixed three year terms. The Company may terminate any of the agreements with Hintereder, Lai, or Tran for cause at any time and Hintereder, Lai, or Tran may terminate the agreement at any time by giving written notice to the Company. For a period of one year after its expiration or its termination by the Company for cause, the agreements prohibit Hintereder, Lai, or Tran from selling any products then being marketed by the Company to its three major customers. This provision may not be enforceable in whole or in part, subject to California court determination. As consideration for performance of specified duties, the Company pays Hintereder, Lai, and Tran a base annual salary of $160,000 which is fixed for the three year term and, in years in which annual gross sales exceed $9,000,000, $10,000,000, or $12,500,000 Lai and Tran are entitled to an annual cash bonus ranging from 0.25%, 0.50% and 0.75% respectively of the Company's gross sales. Hintereder is entitled to the same annual cash bonus in years in which the Company's annual gross sales exceed $20,000,000, $25,000,000, or $30,000,000.

INDEMNIFICATION AGREEMENTS

         The Company has entered into or will enter into an indemnification agreement with its directors and executive officers. Each indemnification agreement provides or will provide that the Company will indemnify such person against certain liabilities (including settlements) and legal action, proceeding or investigation (other than actions brought by or in the name of the Company) to which he or she is, or is threatened to be, made a party by reason of his or her status as a director, officer or agent of the Company, provided that such director, executive officer or agent acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interest of the Company and, with respect to any criminal proceedings, had no reasonable cause to believe his or her conduct was unlawful. With respect to any action brought by or in the right of the Company, a director, executive officer or agent will also be indemnified, to the extent not prohibited by applicable law, against expenses and amounts paid in settlement, and certain liabilities if so determined by a court of competent jurisdiction, actually and reasonably incurred by him or her in connection with such action if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interest of the Company. Insofar as indemnification for liabilities arising under the federal securities laws may be permitted, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy and is, therefore, unenforceable.

ITEM     11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of December 31, 1999 the number of shares of Common Stock owned of record or beneficially owned by each of the Company's officers, directors, and stockholders owning at least 5% of the Company's issued and outstanding shares of Common Stock, by all of the Company's officers and directors as a group, and the percentage of the total outstanding shares represented by such shares.

Name and Address                    Shares Beneficially          Approximate
Beneficial Owner                            Owned               Percent of Class

Mr. Jason C. Lai                            337,500                        17.44
5625 Mireille Drive
San Jose, CA 95118

Heinot H. Hintereder                        887,300                        45.84
131 Keppel Way
Cotati, CA 94931

Nhon K. Tran                                375,000                        19.38
7235 Cadiz Court
Rohnert Park,  CA 94928

Dr. Rodney Tognetti                          48,500                         2.51
4132 Susan Lane
Penngrove,  CA 94951

All officers and directors as a group       1,648,300                      85.17


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

         Based solely on oral or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, with respect to 1999, its executive officers, directors and greater than 10% beneficial owners complied with all such filing requirements.

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

B. The Company's Definitive Proxy Statement, together with Definitive Additional Materials and Soliciting Material pursuant to sec. 240.14a-11(c) or sec. 240..14a-12, filed September 1, 1999, is incorporated by reference.

C. No reports on Form 8-K were required to be filed in the last quarter of 1999.

                                   SIGNATURES
         In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    IMMECOR CORPORATION

Date:    March 8, 2000                          By:   /s/  Heinot H. Hintereder

                                                      -----------------------
                                                        Heinot H. Hintereder
                                           President and Chief Executive Officer

Date:    March 8, 2000                          By:   /s/  William L. Lindgren

                                                     -----------------------
                                                            Wil Lindgren
                                                         Chief Financial Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES                                                    DATE

/s/ Heinot H. Hintereder, Director                            March 8, 2000

/s/ Jason C. Lai, Director                                    March 8, 2000

/s/ Nhon K. Tran, Director                                    March 8, 2000

/s/ William L. Lindgren, Director                             March 8, 2000

/s/  Dr. Rodney Tognetti, Director                            March 8, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
Immecor Corporation

We have audited the accompanying balance sheets of Immecor Corporation (a California corporation) as of December 31, 1999 and 1998, and the related statements of operations, shareholders' equity and cashflows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Immecor Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


GRANT THORNTON, LLP




San Francisco, California
January 21, 2000

                       FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                               IMMECOR CORPORATION
                           DECEMBER 31, 1999 AND 1998

                               MMECOR CORPORATION
                                 BALANCE SHEETS
                                   December 31

                                     ASSETS

                                                                                       1998                    1999
                                                                                       ----------------------------
CURRENT ASSETS
   Cash                                                                         $     207,040               $    57,788
   Accounts receivables (net of allowance for doubtful amounts of
$18,749 in 1998 and $19,500 in 1999)                                                  262,078                   989,972
   Inventories (Note B)                                                               553,387                 1,159,638
   Prepaid and other assets (Note F)                                                   15,190                    59,476
   Deferred tax assets                                                                  7,717                    13,681
                                                                                      ---------------------------------

       Total current assets                                                         1,045,412                 2,280,555

EQUIPMENT AND IMPROVEMENTS (Note C)                                                    85,107                   125,601
                                                                                      ---------------------------------

       Total Assets                                                             $   1,130,519               $ 2,406,156
                                                                                      ---------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Line of credit (Note E)                                                      $           -               $   350,890
   Accounts payable                                                                      13,475               1,380,692
   Accrued liabilities                                                                   88,422                 165,214
   Note payable, due within one year                                                      4,185                   5,318
   Income taxes                                                                          31,202                       -
                                                                                         ------------------------------

       Total current liabilities                                                        537,284               1,902,114

LONG-TERM LIABILITIES
   Note payable, due after one year                                                       8,558                   3,189
   Deferred income taxes                                                                 16,984                  16,536
                                                                                         ------------------------------

     Total long-term liabilities                                                         16,536                  19,725
                                                                                         ------------------------------

     Total liabilities                                                                  562,826               1,921,839

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 20,000,000 shares authorized;
   no shares issued and outstanding
Common stock, no par value, 50,000,000 shares authorized;
   issued and outstanding, 1,935,376 shares in 1999 and
   2,435,376 shares in 1998 (Notes I, J, and K)                                          288,855               288,855
Retained earnings                                                                        278,838               195,462
                                                                                         -----------------------------

     Total shareholders' equity                                                          567,693               484,317
                                                                                         -----------------------------

     Total liabilities and shareholders' equity                                 $      1,130,519           $ 2,406,156
                                                                                       -------------------------------
The accompanying notes are an integral part of these statements


                               IMMECOR CORPORATION
                            STATEMENTS OF OPERATIONS
                             Year ended December 31,



                                                                                         1998                 1999
                                                                                        --------------------------
Net sales (Note G)                                                              $     4,551,593            $10,121,025
Cost of sales                                                                         3,555,740              8,568,758
                                                                                       -------------------------------

     Gross profit                                                                       995,853              1,552,267

Selling, general and administrative expenses                                            916,660              1,622,394
                                                                                        ------------------------------

     Operating income (loss)                                                             79,193                (70,127)

Interest income                                                                           2,243                    558
Interest expense                                                                         (5,255)               (41,379)
                                                                                        ------------------------------

     Income (loss) before income taxes (Note L)                                          76,181               (110,948)

Income tax ("benefit")                                                                   30,561                (27,572)
                                                                                        -------------------------------

     NET INCOME (LOSS)                                                          $        45,620            $   (83,376)
                                                                                        -------------------------------

Net income (loss) per share - basic and diluted                                 $           .02            $     (0.04)
Weighted average shares outstanding - basic and diluted                               2,435,376              1,935,376



The accompanying notes are an integral part of these statements

                               IMMECOR CORPORATION
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                     Years ended December 31, 1998 and 1999

                                     Number of                            Retained
                                     Outstanding         Common           Earnings
                                     Shares              Stock                                 Total

     Balance-January 1, 1998           2,421,000        $  320,500       $   233,218         $   553,718

     Sales of common stock, less
        offering costs of $107,119        14,376           (31,645)                -             (31,645)

     Net income                                -                 -            45,620              45,620
                                       -----------------------------------------------------------------


     Balance - December 31, 1998       2,435,376        $  288,855        $  278,838         $   567,693

     Redemption of common stock         (500,000)                -                 -                   -

     Net loss                            -                       -           (83,376)            (83,376)
                                       -----------------------------------------------------------------

     Balance - December 31, 1999        1,935,376       $   288,855        $  195,462         $  484,317
                                       -----------------------------------------------------------------



 The accompanying notes are an integral part of these statements

                               IMMECOR CORPORATION
                             STATEMENTS OF CASH FLOWS
                             Year ended December 31,

                                                                                     1998             1999
Increase (decrease) from cash
                                                                                   --------------------------


Cash flows from operating activities:
   Net income (loss)                                                            $    45,620        $     (83,376)
   Adjustments to reconcile net income to net cash provided by (used in)
     operating activities:
       Depreciation                                                                  17,444               30,004
       Deferred income taxes                                                          5,526               (6,412)
       Change in assets and liabilities
          Accounts receivable                                                       258,348             (727,894)
          Inventories                                                              (210,229)            (606,251)
          Income taxes                                                             (100,523)             (31,202)
          Prepaid and other assets                                                   10,279              (44,286)
          Accounts payable                                                           92,084              967,219
          Accrued liabilities                                                       (40,337)              76,792
                                                                                    -----------------------------

          Net cash provided by (used in) operating activities                        78,212             (425,406)

Cash flows from investing activities:
   Purchase of equipment                                                            (47,596)             (70,498)
Net cash
used in investing activities                                                        (47,596)             (70,498)
                                                                                    -----------------------------

Cash flows from financing activities:
   Proceeds from sale of common stock, less offering costs                           16,015                    -
   Proceeds from notes payable                                                            -              350,890
   Principal payments on notes payable                                               (3,716)              (4,238)
                                                                                     ----------------------------

          Net cash provided by financing activities                                  12,299              346,652
                                                                                     ----------------------------

          NET INCREASE (DECREASE) IN CASH                                            42,915             (149,252)

Cash balance - beginning  of year                                                   164,125              207,040
                                                                                    -----------------------------

Cash balance - end of year                                                      $   207,040           $   57,788
                                                                                    -----------------------------

Supplemental disclosure of cash flow information: Cash paid during the year for:
       Interest                                                                 $     5,255           $   41,379
       Income taxes                                                             $   120,617           $   35,638

Redemption of 500,000 shares of common stock                                    $         -           $        -


The accompanying notes are an integral part of these statements

                               IMMECOR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                     Years ended December 31, 1998 and 1999

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company designs, assembles and supplies high-performance computer systems, software integration, and services for the real-time and video-on-demand requirements of yield management and process monitoring systems for the semiconductor industry. The Company's computer systems are utilized in imaging-based semiconductor patterned wafer inspection, reticle inspection, and in the measurement of overlay, registration and line width. The necessary components are purchased from domestic and foreign manufacturers and distributors. The Company markets the finished products through its own sales force, primarily in the United States.
*        Revenue Recognition
         Revenue is recognized when products are shipped.
*        Inventory
         Inventory consists of computer hardware and purchased software. Cost is determined using the first-in, first-out method.
*        Depreciation
         Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using the straight-line method. Service lives range from three to ten years.
*        Income Taxes
         The Company follows the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets. Additionally, deferred tax items are measured using current tax rates. A valuation allowance is established to reflect the realization of deferred tax assets.
*        Advertising Costs
         The Company expenses costs of advertising when the advertising takes place. The amount expensed in 1998 and 1999 was $51,918 and $16,859, respectively.
*        Use of Estimates
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
*        Basic and Diluted Net Loss per Share
         Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.
*        Reclassification
         Certain 1998 amounts have been reclassified to conform to the 1999 presentation.
*        Cash and Cash Equivalents
         All highly liquid instruments with an original maturity of three months or less are considered cash equivalents.
*        Fair Value of Financial Instruments
         The fair value of cash and cash equivalents accounts receivable and trade payables approximates carrying value due to the short-term nature of such instruments. The fair value of long-term obligations including subordinated debt approximates carrying value based on terms available for similar instruments.

NOTE B - INVENTORIES

Inventories consist of the following as of December 31:
                                                                       1998             1999
                                                                       ---------------------

               Purchased parts                                   $   540,867        $   904,518
              Finished systems                                        12,520            255,120
                                                                      ------            -------

                                                                 $   553,387        $ 1,159,638
                                                                 ------------------------------


                               IMMECOR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                     Years ended December 31, 1998 and 1999

NOTE C - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following as of December 31:

                                                                        1998               1999
                                                                        -----------------------

           Equipment and furniture                               $    60,703        $   126,001
          Vehicles                                                    63,449             68,649
                                                                      -------------------------
124,152            194,650
        Less accumulated depreciation                                 39,045             69,049
                                                                      -------------------------

                                                                 $    85,107         $  125,601
                                                                 -------------------------------

NOTE D - NOTE PAYABLE

Note payable consists of the following as of December 31:

                                                                        1998               1999
                                                                        -----------------------
Note payable, collateralized by vehicle, payable in
monthly installments of $443 including interest of
        10.5% through September 2001                              $   12,743         $    8,505

         Less amount due in one year                                   4,185              5,316
                                                                       ------------------------

                                                                  $    8,558         $    3,189
                                                                  -----------------------------


NOTE E - LINE OF CREDIT

The Company has a $500,000 line of credit which expires April 30, 2000, with an annual interest rate of prime (8.5% as of December 31, 1999) plus 3.5%. Advances under the line of credit can not exceed 80% of eligible accounts receivable and is collateralized by a security interest in all accounts receivable, inventory and equipment. The line of credit is also personally guaranteed by the Company's major shareholder. The Company has $350,890 outstanding as of December 31, 1999. Currently the Company is negotiating a larger credit facility with Deutsche Financial for 1.5 million. The line should be completed by February 15, 2000.

NOTE F - COMMITMENTS

The Company leases its headquarters in Rohnert Park, California, under a noncancelable operating lease, which expires in January 31, 2001, and it's branch offices in Santa Clara, California, under a noncancelable operating lease, which expires in April 29, 2002. The Company is also obligated to pay its prorate share of utilities for these facilities.

Minimum future rental payments under the lease agreements as of December 31, 1999 are as follows:

Year ending December 31:

2000                                                                $108,430
2001                                                                  56,513
2002                                                                  17,203
                                                                   ---------

                                                                  $  182,146

Rent expense was $56,578 and $93,587 for the years ended December 31, 1998 and 1999, respectively.

                               IMMECOR CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (continued)
                     Years ended December 31, 1998 and 1999


NOTE G - SALES TO MAJOR CUSTOMERS

A material part of the Company's business is dependent upon sales to major customers, the loss of which would have a material adverse effect on the Company's financial position and results of operation. One customer accounted for 68% and 72% of total sales in 1998 and 1999 respectively. This customer comprised 29% and 56% of total accounts receivable as of December 31, 1998 and 1999, respectively. The Company is actively attempting to expand its customer base to lessen the effect of having major customers by planning to increase sales in other markets.

NOTE H - INCOME TAXES

The provision for income taxes consists of the following for the years ended December 31:

                                                        1998             1999
                                                        ---------------------
         Currently payable:
         Federal                                     $16,905           $(21,960)
         State                                        $8,130               $800
         Deferred taxes                               $5,526            $(6,412)
                                                      --------------------------

                                                     $30,561           $(27,572)
                                                     ---------------------------

A reconciliation of the statutory federal income tax rate with the Company's effective tax rate is as follows:

                                                        1998             1999
                                                        ---------------------

         Statutory rate                                 34.0%             34.0%
         Reduction due to income under $100,000         (8.0)             (13.0)
         State income taxes                              7.1                 0.5
         Nondeductible cost                              5.1                 2.9
         Other                                           1.9                 1.4
                                                        -----               ----

                                                         40.1%             25.8%
---------                                               --------           -----

Deferred income taxes (benefits) reflect the tax effect of temporary differences between the amounts of assets and liabilities for financial reporting and amounts as measured for tax purposes. The tax effect of temporary differences are as follows for the year ended December 31:
                                                           1998             1999
--------------------------------------------------------------------------------
         Deferred Tax Liability
         Depreciation                                 $16,984            $16,536

         Deferred Tax Asset
         Inventory, accounts receivable allowance     $ 7,717            $13,681
                                                      --------------------------

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

                               IMMECOR CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (continued)
                     Years ended December 31, 1998 and 1999


NOTE J - DEFINED CONTRIBUTION PLAN

The Company adopted a Simple IRA Plan in January 1998. Employees are eligible upon employment with the Company. The Company is generally required to match each employees' elective deferrals on a dollar for dollar basis up to 3% of compensation. However, the Company may elect to reduce the 3% of compensation match (but not less than 1%), as long as such election will not result in less than a 3% match in more than 2 years of a 5 year period ending with the current year. The Company contributed $10,100 and $19,100 in 1998 and 1999 respectively to the plan.

Note K - VOTES BROUGHT TO SHAREHOLDERS - 1999

Common Stock
On October 13, 1999, the shareholders approved a three for one split for the outstanding shares of common stock of the Company. The Board of Directors set a distribution date of May 1, 2000

Incentive and Non-qualified Stock Option Plan
On October 13, 1999, the shareholders voted to approve the 2000 Incentive and Non-qualified Stock Option Plan, (the "Plan"). Under the Plan 1,500,000 shares of common stock of the Company have been reserved for issuance pursuant to the Plan. The exercise price for the shares subject to the option granted under the Plan is $1.75. Grants will commence in the second quarter of 2000. The option price, which the Company believes is the current fair market value, will immediately vest and have a ten year life.

Note L - RESTATEMENT

At year-end, the Company phased out it's old DOS based accounting system and replaced it with an accounting system capable of ERP (Enterprise Resource Planning) and MRP (Material Resource Planning). During implementation of the new system it was noted that certain inventory adjustments were not performed correctly during the year. Management found it necessary to reevaluate inventory from Average Cost to FIFO (First In First Out) and to restate inventory values for the entire year of 1999. At December 31, 1999, all amounts have been corrected which results in a restatement to previously issued quarterly financial information. Information relative to quarterly periods is unaudited.

If Immecor had recorded the inventory adjustment at the end of each quarter, rather than at the year-end fiscal 1999, the quarters would have been restated as follows:

                         Gross Margin                   Net Income                         Income per Share
Quarter Ended           As Reported      Restated      As Reported       Restated         As Reported       Restated
March 31, 1999             $413,813      $386,442          $51,932         24,561                0.02           0.01
June 30, 1999               324,405       279,214          104,277         59,086                0.04           0.02
September 30, 1999          485,175       377,032          149,644         41,501                0.10           0.02
December 31, 1999           328,874       509,579         (389,229)      (208,524)              (0.19)         (0.08)



Fiscal Year 1999         $1,552,267    $1,552,267         ($83,376)      ($83,376)              (0.04)         (0.04)


LEGEND                                                       IMMECOR CORPORATION
MULTIPLIER                                                   1
CURRENCY                                                     1
TABLE
S                                          C                 C
PERIOD-TYPE                             YEAR              YEAR
FISCAL-YEAR-END                       DEC-31-1998       DEC-31-1999
PERIOD-START                           JAN-1-1998        JAN-1-1999
PERIOD-END                            DEC-31-1998       DEC-31-1999
EXCHANGE-RATE                              1                 1
CASH                                  207040             57758
SECURITIES                                 0                 0
RECEIVABLES                           280827           1009472
ALLOWANCES                             18749             19500
INVENTORY                             553387           1159638
CURRENT-ASSETS                       1045612           2280555
PP&E                                  124152            194650
DEPRECIATION                           39045             69049
TOTAL-ASSETS                         1130519           2406156
CURRENT-LIABILITIES                   562826           1902114
BONDS                                      0                 0
PREFERRED-MANDATORY                        0                 0
PREFERRED                                  0                 0
COMMON                                288855            288855
OTHER-SE                              278838            195462
TOTAL-LIABILITY-AND-EQUITY           1130519           2406156
SALES                                4551593          10121025
TOTAL-REVENUES                       4551593          10121025
CGS                                  3555740           8568758
TOTAL-COSTS                          4472400          10231973
OTHER-EXPENSES                             0                 0
LOSS-PROVISION                             0                 0
INTEREST-EXPENSE                        5255             41379
INCOME-PRETAX                          76181           (110948)
INCOME-TAX                             30561            (27572)
INCOME-CONTINUING                      45620            (83376)
DISCONTINUED                               0                 0
EXTRAORDINARY                              0                 0
CHANGES                                    0                 0
NET-INCOME                             45620            (83376)
EPS-PRIMARY                                 .018             (.04)
EPS-DILUTED                                 .018             (.04)