Form 10QSB
period 2000-06-14
IMMECOR CORP
filed 2000-06-20
CIK 1039962

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,935,376 shares of common stock as of March 31, 2000.

         Transitional Small Business Disclosure Format Yes [  ]  No [X]

                               IMMECOR CORPORATION

                                      INDEX
                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

       Item 1. Balance sheets at December 31, 1999 and March 31, 2000 Statements of income for the three months ended March 31, 1999 and 2000 Statements of cash flows for the three months ended March 31, 1999 and 2000
                       Statements of shareholders' equity for the three months ended March 31, 1999 and 2000

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

                               IMMECOR CORPORATION
                                 Balance Sheets

                                     ASSETS

                                                                                  December 31,              March 31,
                                                                                      1999                     2000
                                                                                      -----                   -----
                                                                                   (restated)              (unaudited)
Current Assets
Cash                                                                             $   57,788               $    35,131
Accounts receivables
(net of allowance for doubtful amounts of $18,479 in 1999 and $19,500 in 2000 )     989,972                 2,862,938
Inventories                                                                       1,159,638                 1,501,870
Notes receivable                                                                          -                     8,877
Prepaid and other assets (Note 4)                                                    59,476                    42,206
Deferred tax assets                                                                  13,681                    44,681
                                                                                  ---------                 ---------

     Total current assets                                                         2,280,555                 4,495,703

EQUIPMENT AND IMPROVEMENTS -net                                                     125,601                   149,056
                                                                                    -------                   -------

          Total Assets                                                           $2,406,156               $ 4,644,759
                                                                                  ---------                 ---------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Notes payable, due within one year (Note 3)                                      $     5,318              $   227,722
Accounts payable                                                                   1,380,692                2,729,573
Accrued liabilities                                                                  165,214                  199,389
Advances from shareholders                                                                 -                   25,000
Other liabilities                                                                          -                    3,562
 Sales tax payable                                                                         -                    8,771
Income tax payable                                                                         -                  401,000
Line of credit (Note 3)                                                              350,890                        -
                                                                                    --------                ---------
     Total current liabilities                                                     1,902,114                3,595,017

Long-term Liabilities
Note payable, due after one year (Note 2)                                              3,189                    7,353
Deferred income taxes                                                                 16,536                   16,536
                                                                                    --------                ---------
     Total long-term liabilities                                                      19,725                   23,889
                                                                                    --------                ---------

          Total liabilities                                                      $ 1,921,839              $ 3,618,906

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock, no par value,  20,000,000 shares  authorized;  no shares issued and outstanding Common stock, no par value, 50,000,000 shares authorized;
issued and outstanding, 1999: 2,435,376; 2000:  1,935,376                            288,855                  288,855
Retained earnings                                                                    195,462                  736,998
                                                                                    --------                ---------

     Total shareholders' equity                                                      484,317                1,025,853
                                                                                    --------                ---------

          Total liabilities and shareholders' equity                             $ 2,406,156              $ 4,644,759
                                                                                   ---------                ---------

The accompanying notes are an integral part of these financial statements

                               IMMECOR CORPORATION
                               Statement of Income
                             Period ended March 31,




                                                                                       1999                    2000
                                                                                      ------                  ------
                                                                                    (restated)              (unaudited)

Net sales (Note 5)                                                               $  2,087,886            $  6,058,638
Cost of sales                                                                       1,701,444               4,607,818
                                                                                    ---------               ---------
Gross profit                                                                          386,442               1,450,820
Selling, general and administrative expenses                                          344,590                 521,832
                                                                                      -------               ---------
Depreciation                                                                                -                   4,170
Operating income                                                                       41,852                 924,818
Interest income                                                                         1,056                      47
Interest expense                                                                        1,947                  12,329
                                                                                        -----               ---------

Income before income taxes                                                             40,961                 912,536
Income taxes                                                                           16,400                 370,000
                                                                                       ------               ---------
NET INCOME                                                                       $     24,561            $    542,536

Net income per share - basic and diluted                                         $       0.01            $       0.28

Weighted average shares outstanding - basic and diluted                             2,435,376               1,935,376

The accompanying notes are an integral part of these financial statements

                               IMMECOR CORPORATION
                             Statement of Cash Flow
                             Period ended March 31,

                                                                                         1999                   2000
                                                                                        ------                 ------
                                                                                      (restated)            (unaudited)
Increase (decrease) from cash

Cash flows from operating activities:
          Net income                                                             $     24,561            $    542,536

Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
     activities:
          Depreciation                                                                  4,361                  4,170
          Deferred taxes                                                              (18,530)               (31,000)

Change in assets and liabilities:
          Accounts and notes receivable                                              (578,256)            (1,872,966)
          Inventory                                                                    28,281               (342,232)
          Prepaids and others                                                           1,925                 17,270
          Accounts payable                                                            100,282              1,348,881
         Accrued liabilities                                                            9,540                (45,508)
                                                                                     --------              ----------
          Income taxes payable                                                        104,423                401,000
                                                                                     --------              ----------

               Net cash provided by operating activities                             (323,413)               113,167

Cash flows from Investing activities:
          Purchase of fixed assets                                                     (5,124)               (27,625)
          Notes receivable issued                                                           -                 (8,877)
                                                                                     ---------             ----------

               Net cash used in investing activities                                   (5,124)               (36,502)

Cash flows from financing activities
Repayment of Line of CreditLine of Credit                                                   -               (350,890)
          Proceeds from notes payable                                                  70,704                227,722
          Payments on note payable                                                          -                 (1,154)
          Advances from shareholders                                                        -                 25,000
                                                                                     ---------             ---------

               Net cash used in financing activities                                   70,704                (99,322)

               Net (decrease) in cash                                                (257,833)               (22,657)

Cash  beginning of period                                                             207,040                 57,788
                                                                                      --------             ---------
Cash at end of period                                                            $    (50,793)             $  35,131
                                                                                     ---------             ---------

Supplemental disclosure of cash flow information Cash paid during period for:
          Interest                                                               $     1,947               $       -
         Income taxes                                                            $    16,400               $       -


The accompanying notes are an integral part of these financial statements

                               IMMECOR CORPORATION
          NOTES TO THE INTERIM UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1:  Summary of Significant Accounting Policies
Basis of Presentation

         The financial statements included in this Form 10-QSB have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. The results of operations for any interim period are not necessarily indicative of results for a full year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

         The financial statements presented herein as of March 31, 2000 and for the three months ended March 31, 1999 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods.

         Earnings per share amounts are based on the weighted average number of common stock outstanding in each period.

Note 2:   Note Payable

Note payable consists of the following as of:
                                                  December 31,       March 31,
                                                     1999               2000
                                                      -----------------------
                                                   (restated)        (unaudited)
Note payable, collaterized by vehicle, payable in
monthly installments of $443 including interest of
        10.5% through September 2001              $     8,507        $     7,352

         Less amount due in one year                    5,318              3,987
                                                        ------------------------
                                                   $    3,189          $   3,365

Note 3:  Line of Credit

The Company has a $1,500,000 line of credit which expires December 20, 2000. Advances under the line of credit can not exceed 80% of eligible accounts receivable and is secured by a security interest in all accounts receivable, inventory and equipment. The line of credit is also personally guaranteed by the Company's major shareholder. The advance outstanding on the line of credit as of March 31, 2000 was $227,722.

Note 4:  Commitments

The Company leases two premises under a noncancelable operating leases. Operating lease one expires in January 2001, and operating lease two expires in April 2002. The Company is obligated to pay its pro-rate share of utilities for the building on a monthly basis. For lease two the Company is obligated to pay its own utilities and has set up an account with the local utility company.

Minimum future rental payments under the lease agreements as of March 31, 2000 are as follows:

Quarter ended
March 31, 2000,                Lease One                           Lease Two
                          City of Rohnert Park               City of Santa Clara

2000                      $     56,376                              $    36,711
2001                             6,264                                   36,711
                                 -----                                  -------
                          $     62,640                              $    73,422

                               IMMECOR CORPORATION
          NOTES TO THE INTERIM UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5:  Sales to Major Customers

A material part of the Company's business is dependent upon sales to major customers, the loss of which would have a material adverse effect on the Company's financial position and results of operation. One customer accounted for 73% and 72% of total sales in 2000, and 1999 respectively. The Company is attempting to expand its customer base to lessen the effect of having major customers.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition and Results of Operations:
The following table sets forth, as a percentage of sales, certain items included in the Company's financial statements.



                                                           Three Months Ended

                                                               March 31,
                                                         -1999-          -2000-
                                                         ------         -------
Statements of Income Data:
Net sales.........................................       100.00%         100.00%
Cost of sales   ..................................        80.18           76.06
Gross profit .....................................        19.81           23.95
Depreciation and amortization ....................         0.00            0.07
Selling, general and administrative expenses .....        16.50            8.61
Total operating costs and expenses ...............        16.50            8.62
Operating income (loss) ..........................         3.32           15.26
Interest income (loss) ...........................         0.05            0.00
Interest expense..................................         0.09            0.20
Income (loss) before income taxes.................         3.27           15.07
Income Tax  ......................................         0.79            6.11
Net income (loss) ................................         2.49            8.96

Net Sales
Net sales increased by $3,970,752 or 190% from $2,087,886 for the three months ended March 31, 1999 (the "1999 period") to $6,058,638 for the three months ended March 31, 2000 ("the 2000 period").

The net sales increase resulted primarily from new products and increased demand from major customers responsible for the majority of the Company's sales. Sales to the major customers have continued to increase steadily due to a new product line of high-end servers and processors. Firm orders on the books as of May 1, 2000 for $3,400,000 indicate that this trend will continue during the remainder of 2000. Nevertheless, the loss of one or more major customer would have a material adverse effect on the Company's financial position and results of operations.

Gross Profit
As a percentage of net sales, gross profits increased form $386,442 or 19% in the 1999 period to $1,450,820 or 24% in the 2000 period. All the Company's product lines contributed to the increase in gross margin and the Company was able to improve operating efficiencies, while the company released new products, due to greater volume of sales.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $177,242 or 51% form $344,590 in the 1999 period to $521,832 in the 2000 period. As a percentage of sales, these expenses were 17% in 1999 and 9% in 2000. The decrease in the percentage was due to an increased volume of sales with higher prices and a large amount of the costs remaining fairly fixed. The dollar increase is due to higher payroll costs associated with new employees.

Liquidity and Capital Resources
On March 31, 1999 and March 31, 2000 the Company had net working capital of $497,139 and $901,686 respectively. The increase in working capital from 1999 to 2000 was primarily due to an increased level of accounts receivables, short term notes and prepaids due to increased sales levels, partly offset with higher accounts payable.

The Company had used cash in operating activities of $(323,413) in 1999 period compared to net cash provided by operating activities of $113,167 in the 2000 period. The difference relates primarily to higher net income.

The Company had net cash provided by financing activities of $70,704 in the 1999 period compared to net cash used in financing activities of $(99,322) in the 2000 period. The $(99,322) relates primarily to additional asset purchases and an increase in financing notes for customers.

                                    PART II.
                                OTHER INFORMATION

Item 1.     Legal Proceedings
There are no legal proceedings pending against the Company during the period ending March 31, 2000.

Item 2.      Changes in Securities
There were no changes in rights of securities holders during the period ending March 31, 2000.

Item 3.     Defaults upon Senior Securities
There were no defaults upon senior securities during the period ending March 31, 2000.

Item 4.     Submission of Matters to a Vote of Security-Holders
There were no matters submitted to the vote of securities holders during the period ending March 31, 2000.

Item 5.     Other Information
There were no major contracts signed during the period during the period ending March 31, 2000.

Item 6.     Exhibits and Reports on Form 8-K
There were no filings of Exhibits and Reports on Form 8-K during the period ending March 31, 2000.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Commission the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               IMMECOR CORPRATION

Date:    May 12, 2000                                By:   /s/  Wil. L. Lindgren

                                                         -----------------------
                                                              Wil L. Lindgren
                                                         Chief Financial Officer


Date:    May 12, 1999                            By:   /s/  Heinot H. Hintereder


                                                         -----------------------
                                                           Heinot H. Hintereder
                                             President & Chief Executive Officer

                           LEGEND IMMECOR CORPORATION
MULTIPLIER                                                   1
CURRENCY                                                     1
TABLE
S                                          C                 C
PERIOD-TYPE                             YEAR              YEAR
FISCAL-YEAR-END                       DEC-31-1999       DEC-31-2000
PERIOD-START                           JAN-1-1999        JAN-1-2000
PERIOD-END                            MAR-31-1999       MAR-31-2000
EXCHANGE-RATE                              1                 1
CASH                                   57788             35131
SECURITIES                                 0                 0
RECEIVABLES                          1008721           2882438
ALLOWANCES                             18749             19500
INVENTORY                            1159638           1501870
CURRENT-ASSETS                       2280555           4495703
PP&E                                  124915             42206
DEPRECIATION                           39045              4170
TOTAL-ASSETS                         2406156           4644759
CURRENT-LIABILITIES                  1902114           3595017
BONDS                                      0                 0
PREFERRED-MANDATORY                        0                 0
PREFERRED                                  0                 0
COMMON                                288855            288855
OTHER-SE                              195462            736998
TOTAL-LIABILITY-AND-EQUITY           2406156           4644759
SALES                                2087886           6058638
TOTAL-REVENUES                       2087886           6058638
CGS                                  1701444           4607818
TOTAL-COSTS                          2046034           5129650
OTHER-EXPENSES                             0                 0
LOSS-PROVISION                             0                 0
INTEREST-EXPENSE                        1947             12329
INCOME-PRETAX                          40961            912536
INCOME-TAX                             16400            370000
INCOME-CONTINUING                      24561            542536
DISCONTINUED                               0                 0
EXTRAORDINARY                              0                 0
CHANGES                                    0                 0
NET-INCOME                             24561            542536
EPS-PRIMARY                                 .01               .028
EPS-DILUTED                              .01              .028