Form 10QSB
period 2000-06-30
IMMECOR CORP
filed 2000-09-11
CIK 1039962

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

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

           Securities registered under Section 12(b) ofthe Exchange Act:
                                      None

          Securities registered under Section 12(g) ofthe Exchange Act:
                         Common Stock, Without Par Value

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 5,806,128 shares of common stock as of June 30, 2000.

         Transitional Small Business Disclosure Format Yes [  ]  No [X]

                               IMMECOR CORPORATION
                                      INDEX
                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

       Item 1. Balance sheets at December 31, 1999 and June 30, 2000 Statements of income for the six months ended June 30, 1999 and 2000 Statements of cash flows for the six months ended June 30, 1999 and 2000

       Item 2.         Management's Discussion and Analysis or Plan of Operation

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


                                     PART I

ITEM 1.           FINANCIAL INFORMATION
                                                                           Page
       The following Financial Statements are filed as part of this report:

         Balance Sheets                                                       3
         Statements of Income                                                 4

         Statements of Cash Flows                                             5

         Notes to Financial Statements                                        6

                               IMMECOR CORPORATION
                                 Balance Sheets

                                     ASSETS

                                                                                 December 31,                      June 30,
                                                                                     1999                            2000
                                                                                     -----                           -----
                                                                                                                (unaudited)
Current Assets
Cash                                                                             $     57,788                   $    684,661
Accounts receivables  (Note 2)
  (net of allowance for doubtful amounts of $18,749 in 1999 and $19,500 in 2000 )     989,972                      2,511,643
Inventories  (Note 3)                                                               1,159,638                      1,426,966
Notes receivable                                                                            -                         24,250
Prepaid and other assets (Note 7)                                                      59,476                         67,206
Deferred tax assets                                                                    13,681                         64,728
          Total current assets                                                      2,280,555                      4,779,454

                                                                                   ----------                      ---------
EQUIPMENT AND IMPROVEMENTS -net  (Note 4)                                             125,601                        169,425
                                                                                      -------                        -------

          Total Assets                                                           $  2,406,156                    $ 4,948,879
                                                                                 ------------                     ----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Line of credit (Note 6)                                                          $    350,890                    $   127,115
Notes payable, due within one year (Note 5)                                             5,318                          3,147
Accounts payable                                                                    1,380,692                      1,678,873
Accrued liabilities (Note 10)                                                         165,214                      1,600,000
Advances from shareholders                                                                  -                         93,389
Other liabilities                                                                           -                        (10,618)
Sales tax payable                                                                           -                         19,595
Income tax payable                                                                          -                        812,349
                                                                                    ----------                   -----------

     Total current liabilities                                                      1,902,114                      4,323,850

Long-term Liabilities
Note payable, due after one year (Note 5)                                               3,189                          3,820
Deferred income taxes                                                                  16,536                        (23,558)
                                                                                    ---------                    ------------
     Total long-term liabilities                                                       19,725                        (19,738)
                                                                                     --------                    ------------

          Total liabilities                                                         1,921,839                       4,304,112

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock, no par value,  20,000,000 shares  authorized;  no shares issued and outstanding Common stock, no par value, 50,000,000 shares authorized;
issued and outstanding, 1999: 2,435,376; 2000: 5,806,128                              288,855                        288,856
Retained earnings                                                                     195,462                        355,911
                                                                                     --------                    ------------

     Total shareholders' equity                                                       484,317                        644,767
                                                                                      -------                    ------------

          Total liabilities and shareholders' equity                             $  2,406,156                    $ 4,948,879
                                                                                    ---------                    ------------

The accompanying notes are an integral part of these financial statements

                                                                  -3-
                               IMMECOR CORPORATION
                               Statement of Income
                              Period ended June 30,
                                   (unaudited)



                                                                                         1999                           2000
                                                                                         -----                          -----
                                                                                       (restated)                    (unaudited)
Net sales (Note 8)                                                               $   4,280,288                  $ 12,286,060
Cost of sales                                                                        3,614,632                    10,151,826
                                                                                    -----------                 -------------
Gross profit                                                                           665,656                     2,134,233
Selling, general and administrative expenses                                           576,148                     1,198,563
                                                                                      ---------                 -------------
Operating income                                                                        89,498                       935,670
Interest income                                                                            202                         1,392
Inventory writeoff                                                                                                   (44,835)
Other income                                                                             1,102                        22,081
Interest expense                                                                        (6,962)                      (32,651)
                                                                                       --------                --------------
Income before income taxes                                                              97,764                       881,657
Income taxes (Note 9)                                                                   58,611                       721,208
                                                                                       --------                 -------------
NET INCOME                                                                       $      39,153                   $   160,449

Net income per share - basic and diluted (Note 11)                               $           0.016               $         0.028

Weighted average shares outstanding - basic and diluted                              2,435,376                     5,806,128


The accompanying notes are an integral part of these financial statements


                               IMMECOR CORPORATION
                             Statement of Cash Flow
                              Period ended June 30,

                                                                                         1999                         2000
                                                                                        ------                       ------
                                                                                      (restated)                  (unaudited)
Increase (decrease) from cash

Cash flows from operating activities:
          Net income                                                                 $ 39,153                    $   161,315

Adjustments to reconcile  net income to net cash (used in) provided by operating activities:
          Depreciation                                                                  4,170                          4,170
          Deferred taxes                                                               (1,054)                       (91,141)

Change in assets and liabilities:
          Accounts and notes receivable                                              (329,441)                    (1,545,921)
          Inventory                                                                  (416,488)                      (191,943)
          Prepaids and others                                                         (15,057)                         7,730
          Accounts payable                                                            766,979                        221,931
         Accrued liabilities                                                           (5,465)                     1,443,763
                                                                                     ---------                 --------------
          Income taxes payable                                                        (47,876)                       812,349


               Net cash (used in) provided by operating activities                    (47,348)                       822,253

Cash flows from Investing activities:
          Purchase of fixed assets                                                    (87,479)                       (47,994)
          Notes receivable issued                                                    (140,801)                             0
                                                                                    ----------                   ------------

               Net cash (used in) provided by investing activities                   (228,280)                       (47,994)

Cash flows from financing activities
          Repayment of Line of Credit                                                 483,439                       (223,775)
          Proceeds from notes payable                                                       0                          1,540
          Payments on note payable                                                          0                              0
          Advances from shareholders                                                     (643)                        93,389
                                                                                    ----------                      ---------

               Net cash (used in) provided by financing activities                    483,960                       (128,846)

               Net increase (decrease) in cash                                       (169,733)                       626,873

Cash  beginning of period                                                             207,040                         57,788
                                                                                   -----------                   ------------
Cash at end of period                                                                 $37,307                       $684,661
                                                                                   -----------                   ------------

Supplemental disclosure of cash flow information Cash paid during period for:
          Interest                                                                      $ 653                        $32,593
         Income taxes                                                                 $86,500                        $57,348



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

         The financial statements presented herein as of June 30, 1999 and for the six months ended June 30, 2000 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods.

         Earnings per share amounts are based on the weighted average number of common stock shares outstanding in each period.

Note 2:    Receivables

Receivables consist of the following as of June 30:

                                                                         1999                    2000
                                                                         -----                  ------

             Accounts receivable                                 $     1,008,721            $  2,531,143
             Less allowance for doubtful accounts                         18,749                  19,500
                                                                      -----------           ------------
                                                                 $       989,972            $  2,511,643

Note 3:  Inventory

Inventories consist of the following as of June 30:
                                                                         1999                    2000
                                                                         -----                  ------

                      Purchased parts                            $       800,150            $    946,106
                      Finished systems                                   359,488                 405,474
                                                                       ----------           ------------
                                                                 $     1,159,638            $  1,351,581
Note 4:  Equipment and Improvements

Equipment and improvements consist of the following as of June 30:
                                                                         1999                     2000
                                                                         -----                   ------

              Equipment and Furniture                            $       126,001            $    122,421
              Transportation equipment                                    68,649                  68,649
                                                                         --------           ------------
                                                                         194,650                 191,070
                     Less accumulated depreciation                         69049                  21,645
                                                                         --------           ------------
                                                                 $       125,601             $   169,425


                               IMMECOR CORPORATION
          NOTES TO THE INTERIM UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5:   Note Payable

Note payable consists of the following as of June 30:
                                                             1999          2000
                                                         --------          -----
Note payable, collaterized by vehicle, payable in
monthly installments of $443 including interest of
        10.5% through September 2001                   $    8,505       $ 6,967
         Less amount due in one year                        5,316         3,147
                                                        ---------       --------
                                                       $    3,189       $ 3,820
Note 6:  Line of Credit

The Company has a $1,500,000 line of credit which expires December 20, 2000. Advances under the line of credit can not exceed 80% of eligible accounts receivable and is secured by a security interest in all accounts receivable, inventory and equipment. The line of credit is also personally guaranteed by the Company's major shareholder. The advance outstanding on the line of credit as of June 30, 2000 was $127,115

Note 7:  Commitments

The Company leases two premises under a noncancelable operating leases. Operating lease one expires in January 2001, and operating lease two expires in April 2002. The Company is obligated to pay its pro-rate share of utilities for the building on a monthly basis. For lease two the Company is obligated to pay its own utilities and has set up an account with the local utility company.

Minimum future rental payments under the lease agreements for the periods ended June 30 are as follows:

                              Lease One                          Lease Two
                         City of Rohnert Park               City of Santa Clara

2000                     $       29,418                     $       24,796
2001                                  0                             51,600
2002                                  0                             51,600
                        ---------------                        -----------
                         $       29,418                     $      127,996

Note 8:  Sales to Major Customers

A material part of the Company's business is dependent upon sales to major customers, the loss of which would have a material adverse effect on the Company's financial position and results of operation. One customer, who designated the Company "Strategic Supplier" in 1999, accounted for 72% and 83% of total sales in 1999 and 2000 respectively. The Company is attempting to expand its sales force to increase the customer base to lessen the effect of having major corporate customers.

Note 9:  Income Taxes

The provision for income taxes consists of the following for the first six months June 30, 2000:

                                                                     2000
         Currently payable:
         Federal                                                 $      721,208
         State                                                           19,595
         Deferred taxes                                                  64,728
                                                            -------------------
                                                                   $    805,531



                               IMMECOR CORPORATION
          NOTES TO THE INTERIM UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 10:  Accrued Liabilities

Due to recent shortages for components used in the the Company's products destined for the semiconductor industry, the Company entered a procurement agreement as follows: components from various manufacturers are delivered to the Company's warehouse in quantities matching the Company's book of orders. Upon inspection, testing and certification, the accepted components are used in production. The accrued liability shown on the Company's interim balance sheet is currently an estimate of the value of components received before acceptance, actual billing and production. Accepted components are payable within 120 days of billing date without discount. The Company estimates these accrued liabilities to be paid during the third quarter period, which ends September 30, 2000.

Note 11:  Number of Shares of Common Stock Outstanding

Note 11 adjusts the number of outstanding shares of common stock for the six months ended June 30, 1999 to reflect the following:

1) The Company filed a lawsuit against three shareholders who were formerly officers and directors of the Company seeking rescission of the issuance of 500,000 shares of common stock in the acquisition of Advanced Network Communications, Inc., in 1994. The litigation was settled effective August 31, 1999, resulting in the return of 500,000 shares of common stock to the Treasury of the Company, reducing the number of outstanding shares of Common Stock from 2,435,376 to 1,935,376.

2) On October 13, 1999, the Company held a special meeting of stockholders in which they voted for the approval of a three for one forward split of the outstanding shares of common stock of the Company. The Board of Directors approved the split and requested the stock transfer agent of the Company to distribute the additional shares to the Company's stockholders effective May 1, 2000.

3)       Number of shares outstanding June 30, 1999:               2,435,376
         Number of shares outstanding August 31, 1999:             1,935,376
         Number of shares outstanding June 30, 2000:               5,806,128

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Financial Condition and Results of Operations:
The following table sets forth, as a percentage of sales, certain items included in the Company's financial statements.

                                                             Six months Ended
                                                                  June 30,
Statements of Income Data:                                -1999-        -2000-
Net sales                                                100.00%        100.00%
Cost of sales   ..................................         82.8            82.0
Gross profit .....................................         17.2            17.0
Depreciation and amortization ....................           .9               -
Selling, general and administrative expenses .....          9.06            9.0
Total operating costs and expenses ...............          4.53            9.0
Operating income (loss) ..........................          3.62            7.0
Interest income (loss) ...........................           .01              -
Interest expense..................................           .16              -
Income (loss) before income taxes.................          3.6             7.0
Income Tax  ......................................          2.71            5.0
Net income (loss) ................................           .94            1.0

Net Sales
Net sales increased by $8,005,772 or 187% from $4,280,288 for the six months ended June 30, 1999 (the "1999 period") to $12,286,060 for the six months ended June 30, 2000 ("the 2000 period"). The significant increase in sales during the first six months of 2000 is primarily due to an increase in the demand for the Company's main product and the introduction of two new computer system products used in yield management applications for the semiconductor industry. Corporate systems, which include servers, processors, and industrial managers continue to remain the primary component of unit sales. The Company's primary customer designated Immecor Corporation it's strategic supplier for computer hardware and system integration services. Sales of hardware increased 358% during the first six months system integration services sales increased 35% during the same period.

Gross Profit
As a percentage of net sales, gross profits increased from $665,656 in the 1999 period to $2,135,233 in the 2000 period. The Company continues to invest in development of new products, restructuring production facilities to support its continued goal of improving and developing efficient procurement, manufacturing and distribution processes, while developing and introducing new products. The Company expects to continue to increase its research, development and engineering spending for the next two quarters of 2000.

Selling,  General and Administrative Expenses
Selling, general and administrative expenses increased $622,415 or 108% from $576,148 in the 1999 period to $1,198,563 in the 2000 period. The increase in expenses was due primarily to the increased staffing and increased infrastructure expenses, including information systems such as MRP (Material Resource Planning) and ERP (Enterprise Resource Planning) to support the
Company's growth pattern. The Company believes that its ability to manage operating expenses is an important factor in its ability to remain competitive and successful. The Company will continue to invest in personnel, information systems and other infrastructure, as well as in research, development and engineering activities to support its continued growth and to continue to develop new competitive products and more efficient methods receiving payments from customers through EDI( electronic data interchange ).

Liquidity and Capital Resources
On June 30, 1999 and June 30, 2000 the Company had net working capital of $378,441 and $458,059 respectively. The $79,180 increase in working capital from 1999 to 2000 was primarily due to an increase in accounts receivables and cash in the operating account.

The company had net cash provided by operating activities of $(47,348) in the 1999 period compared to net cash provided by operating activities of $822,253 in the 2000 period. The $774,905 difference relates primarily to an increase in accounts receivables due to acclerated growth in sales and cash management.

The Company had net cash used by financing activities of $483,960 in the 1999 period compared to net cash used by financing activities of $(128,846) in the 2000 period. The difference relates primarily to financing of new products and higher inventory levels for the new products.

                                    PART II.
                                OTHER INFORMATION

Item 1.     Legal Proceedings
During this period the Company was sued in Small Claims Court of Sonoma County in the State of California, Case No. 156522, for the amount of Two Hundred and Fifty ($250.00) dollars. On 5/18/00 the case was continued at the plaintiff's request, so the file could be transferred to Superior Court. The trial is scheduled for 8/14/2000. The Company considers the suit as having no merit.

Item 2.  Changes in Securities
There were no changes in rights of securities holders.

Item 3.  Defaults  upon Senior  Securities
There were no  defaults  upon senior securities.

Item 4.  Submission  of  Matters  to a Vote of  Security-Holders
There  were no matters submitted to the vote of securities holders.

Item 5.  Other Information
There were no major contracts signed during the period.

Item 6. Exhibits and Reports on Form 8-K
There were no reports filed on Form 8-K during this period.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Commission the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              IMMECOR CORPRATION

Date:    August 15, 2000                             By:   /s/  Wil. L. Lindgren
                                                         -----------------------
                                                                Wil L. Lindgren
                                                         Chief Financial Officer


Date:    August 15, 2000                         By:   /s/  Heinot H. Hintereder
                                                         Chief Executive Officer
                                                         -----------------------

LEGEND                                      IMMECOR CORPORATION
MULTIPLIER                                                   1
CURRENCY                                                     1

PERIOD-TYPE                             YEAR              YEAR
FISCAL-YEAR-END                       DEC-31-1999       DEC-31-2000
PERIOD-START                           JAN-1-1999        JAN-1-2000
PERIOD-END                            JUN-30-1999       JUN-30-2000
EXCHANGE-RATE                              1                 1
CASH                                   37307            684661
SECURITIES                                 0                 0
RECEIVABLES                          1105427           2531146
ALLOWANCES                             18749             19500
INVENTORY                             677540           1426966
CURRENT-ASSETS                       2004350           4779454
PP&E                                  156023            169425
DEPRECIATION                           40145             21645
TOTAL-ASSETS                         2133073           4948879
CURRENT-LIABILITIES                  1438531           4323850
BONDS                                      0                 0
PREFERRED-MANDATORY                        0                 0
PREFERRED                                  0                 0
COMMON                                286573            288856
OTHER-SE                              385732            355911
TOTAL-LIABILITY-AND-EQUITY           2133073           4948879
SALES                                4280288          12286060
TOTAL-REVENUES                       4280288          12286060
CGS                                  3542070          10151826
TOTAL-COSTS                          4118218          11350389
OTHER-EXPENSES                             0                 0
LOSS-PROVISION                             0                 0
INTEREST-EXPENSE                        6962             32651
INCOME-PRETAX                         155310            881657
INCOME-TAX                            116157            721208
INCOME-CONTINUING                      39153            160449
DISCONTINUED                               0                 0
EXTRAORDINARY                              0                 0
CHANGES                                    0                 0
NET-INCOME                             39153            160449
EPS-PRIMARY                                 .016              .028
EPS-DILUTED                                 .016              .028