Form 10KSB
period 2000-12-31
IMMECOR CORP
filed 2001-04-06
CIK 1039962

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2000

                   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
             For the Transition Period from __________ to: _________

                        Commission File Number: 333-06966

                               IMMECOR CORPORATION
                    (Name of small business issuer in its charter)

                                California
                                68-0324628
(State or jurisdiction of incorporation or (I.R.S.Employer Identification No.)
                                Organization)

           3636 North Laughlin Rd, Bldg 150, Santa Rosa CA 95403-2137
                  (Address of principal executive offices)

                                 (707) 636-2550
                           (Issuer's Telephone Number)

           Securities registered under Section 12(b) of the Exchange Act:
                                      None

           Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, Without Par Value

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No []

Check if there is no disclosure of delinquent filers contained in this form in response to item 405 of Regulation S-B, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State Issuer's revenues for its most recent fiscal year: $ 30,223,306.

         The aggregate market value of the issuer's Common Stock, held by non-affiliates as of December 31, 2000, was $2,862,421. This amount is based upon the stock book value of the company since there is currently no public market for the Company's stock as described in PART II, ITEM 5.

         As of December 31, 2000, there were 5,806,128 shares of the issuer's Common Stock, without par value, outstanding.

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

PART I

ITEM 1.           DESCRIPTION OF BUSINESS
         Immecor Corporation ("Immecor") designs, assembles, and markets high-performane and quality fault-tolerant specialty computers, software integration, and development services for the real-time and video-on-demand requirements of yield management and process monitoring systems for the semiconductor industry. The Company's computer systems and services are utilized in imaging-based semiconductor patterned wafer inspection, reticle inspection, and in the measurement of overlay, registration and line width. In addition, the Company designs and assembles high-performance file servers and workstations for networks, intra and internet file servers, and personal computers, all based on Intel technology processors and configured to meet customer specifications. Immecor uses single, dual, and quad versions of the processor, all of which are Microsoft Windows NT, Novell, Banyan, and Token Ring compatible. Immecor also markets other brand-name personal computers and accessories. The necessary components are purchased from domestic and foreign manufacturers and distributors.

         The Company provides computer related services to its customers, including integration and staging services, configuration control, upgrading existing systems and warranty support.

         The Company markets its products through its own sales staff to large corporations, small businesses, local state and federal agencies and through resellers to individual end-users.

         The Company objective is to become a recognized leader in specialty computers for the computer aided manufacture and defect review station market place within the semiconductor industry.

         Immecor Corporation was established in July of 1993 and became a public Company November 18, 1997.

         Immecor Corporation is located in Santa Rosa, Sonoma County, California. Sonoma County is located approximately 50 miles north of San Francisco.

         Immecor Corporation maintains offices and a warehouse in the City of Santa Clara.

EMPLOYEES
         As of December 31, 2000, the Company had thirty-three (33) full time, two (2) part time employees and one (1) contractor.

ITEM      2.      DESCRIPTION OF PROPERTY
         The Company's corporate headquarters are located at 3636 North Laughlin Road, Building 150, in the Westwind Business Park, Santa Rosa, California, 95403-1027, where the Company maintains 15,837 square feet of office, showroom and assembly space.

         The Company maintains an additional 4,500 square feet of office and system integration space at 1600 Wyatt Drive, Suites 11-12, Santa Clara, California 95054

         The Company's Santa Rosa telephone number is (707) 636-2550 and the facsimile number is (707) 636-2565. The Company's Santa Clara telephone number is 408-982-1133 and the facsimile number is 408-982-1134. The Company's e-mail address is immecor@immecor.com, and the Company's world wide web home page is http//www.immecor.com.

ITEM     3.       LEGAL PROCEEDINGS
         None
ITEM      4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

                                     PART II

ITEM     5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         There is currently no public market for the Company's outstanding shares of common stock. The Company's shares of common stock is currently not listed on any stock exchange.

         The stock transfer agent and registrar for the Company's shares of common stock is U.S. Stock Transfer Corporation located at 1745 Gardena Avenue, Glendale, California 91204-2991.

HOLDERS
         As of December 31, 2000 there were approximately 90 holders of record of the Common Stock of the Company.

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

RESULTS OF OPERATIONS
FISCAL 2000 AS COMPARED TO FISCAL 1999

         Net revenues of the Company for fiscal year ended December 31, 2000 ("fiscal 2000") increased 199% to $30,223,306 from $10,121,025 for fiscal year ended December 31, 1999 ("fiscal 1999"). The increase was primarily due to increased sales to a major customer for high-end specialty computers. Sales to this corporate customer continue to increase since the Company has been able to provide key research and development, while meeting strict shipping deadlines and maintaining high quality control standards. Nevertheless, the loss of any one major customer would have a material adverse effect on the Company's financial position and results of operation.

         Gross profit for fiscal 2000 increased by 411% to $7,932,267 from $1,552,267. The increase is in proportion with the increase in net revenues. Gross profit as a percentage of net revenues during the same periods increased from 15% to 26%, which is a result of higher sales volume at higher margins.

         Selling, general and administrative expenses for fiscal 2000 increased 131% to $3,741,968 from $1,622,394 in fiscal 1999. The increase is primarily attributable to the increase in the scale of operations including additional personnel in operations and administration. The Company expects selling, general and administrative expenses to increase as the Company hires new sales representatives in order to increase the number and size of customer accounts. As a percentage of net revenues, selling, general and administrative expenses decreased to 12% for fiscal 2000 from 16% for fiscal 1999. This decrease resulted primarily from the Company's efforts to manage general and administrative costs relative to its net revenue and gross margin. It should be noted that the Company incurred expenses due to the planning and relocation of the Company headquarters in 2000.

                Research and development expenses increased to $8,785 in fiscal 2000 from $2,850 in fiscal 1999. The increase was primarily due to an increase in research and development costs associated with new products. The Company believes that continued investment in research and development is critical to attaining strategic product development and cost reduction objectives and, as a result, these expenses will increase in 2001. The Company expenses all of research and development costs as incurred.


LIQUIDITY AND CAPITAL RESOURCES

STATEMENTS OF CASH FLOWS

         In fiscal 2000, the Company had net cash provided by operating activities of $2,745,270 compared to net cash used in operating activities of $(425,406) in fiscal 1999. The net increase related primarily to increase in net earnings, accounts receivable, and inventory levels, and was offset by increases in accounts payable, accrued liabilities, and income taxes.

         The Company used cash for investing activities of $(370,442) for fiscal 2000 compared to $(70,498) in fiscal 1999. The primary difference relates to increased equipment and office furniture expense associated with the relocation of the Company headquarters.

         The Company had net cash used for financing activities of $(355,576) for fiscal 2000 compared to net cash provided of $346,652 in 1999. The primary difference relates to better AR management, improved cash management and lesser reliance of debt for cash flow.

LINE OF CREDIT

         In February 2000, the Company entered into a new line of credit agreement with Deutsche Financial Services. The agreement allows the Company to borrow an amount limited to the minimum of its borrowing base or a maximum of $1,500,000. As of December 31, 1999 and 2000, the Company's borrowing base, which is based on certain percentage of total receivables less ineligibles, was $350,890 and $0, respectively. Outstanding borrowings bear interest at 10.25%. The line is secured by accounts receivables, inventory, equipment and is personally guaranteed by the Company's major shareholder.


ITEM     7.       FINANCIAL STATEMENTS
The following Financial Statements are filed as part of this report:

Report of Independent Certified Public Accountants                                           F-1

Balance Sheets - December 31, 1999 and 2000                                                  F-2

Statements of Operations for the years ended December 31, 1999 and 2000                      F-3

Statements of Shareholder Equity for the years ended December 31, 1999 and 2000              F-4
Statements of Cash Flows for the years ended December 31, 1999 and 2000                      F-5
Notes to Financial Statements                                                                F-6


ITEM     8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names of all directors and officers of the Company and the position held by them:

Name                               Age      Position

Heinot H. Hintereder               70       President & CEO, Director

Jason C. Lai                       34       Executive Vice President, Director

Nhon K. Tran                       38       Vice President, Chief Technical Officer, Director

William L. Lindgren                39       Chief Financial Officer, Director, Secretary

Dr. Rodney Tognetti                62       Director


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

William L.Lindgren is Chief Financial Officer since May of 1999. Mr. Lindgren has 15 years experience in cash management,commercial lending, securities sales and insurance planning. Before joining the Company, Mr. Lindgren served as regional executive with the business banking division for Bay View Bank. Mr.Lindgren holds an AA degree in Accounting and a BS degree in Business Management.

Dr. Rodney Tognetti is a member of the Company's Board of Directors. Mr.Tognetti is a retired educator,local industrial property owner and investor in emerging companies. He is a member of the Board of Directors of Trancas Associates.

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

SUMMARY COMPENSATION TABLE

Name and                                           Compensation         Compensation   All other
Principal Position                    Years        Paid                 Deferred (1)   Compensation

Heinot H. Hintereder                    1998         $ 128,833        $  39,167        None
President &                             1999         $ 139,000             None        None
Chief Executive Officer                 2000         $ 184,000        $ 385,996        $8,450

Jason C. Lai                            1998         $ 157,126        $  16,259        None
Executive Vice President                1999         $ 199,873        $  93,388        None
                                        2000         $ 184,000        $ 387,467        $8,450

Nhon K. Tran                            1998         $  94,000        $  10,000        None
Vice President &                        1999         $ 121,582        $  15,000        None
Chief Technical Officer                 2000         $ 199,000        $ 387,467        $8,450

William L. Lindgren                     1998                 -               -            -
Chief Financial Officer                 1999         $  32,413        $  3,437         None
                                        2000         $  85,992        $  5,782         $3,000

<F1>
Note 1: All deferred compensation was accrued in the financial statements as of December 31, 2000.

EMPLOYMENT AGREEMENTS

         On November 04, 2000, the Company entered into employment agreements with 1) Heinot H. Hintereder ("Hintereder"), the Company's President and Chief Executive Officer; 2) Jason C. Lai ("Lai"), the Company's Executive Vice President; and 3) Nhon K. Tran ("Tran"), the Company's Chief Technical Officer. The agreements are for three year terms. The Company may terminate any of the agreements with Hintereder, Lai, or Tran for cause at any time and Hintereder, Lai, or Tran may terminate the agreement at any time by giving written notice to the Company. For a period of one year after its expiration or its termination by the Company for cause, the agreements prohibit Hintereder, Lai, or Tran from selling any products then being marketed by the Company to its three major customers. This provision may not be enforceable in whole or in part, subject to California court determination. As consideration for performance of specified duties, the Company pays Hintereder, Lai, and Tran a base annual salary of $200,000. In years in which annual gross sales exceed $10,000,000, $12,500,000, $15,000,000, $25,000,000, $30,000,000 or $35,000,000 Lai, Tran and Hintereder
are entitled to an annual cash bonus ranging from 0.25%, 0.50%, 0.75%, 1.0%, 1.25% and 1.50% respectively of the Company's gross sales.

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
                  MANAGEMENT

         The following table sets forth as of December 31, 2000 the number of shares of Common Stock owned of record or beneficially owned by each of the Company's officers, directors, and stockholders owning at least 5% of the Company's issued and outstanding shares of Common Stock, by all of the Company's officers and directors as a group, and the percentage of the total outstanding shares represented by such shares.

Name and Address                    Shares Beneficially                         Approximate
Beneficial Owner                    Owned                                       Percent of Class

Mr. Jason C. Lai                    1,012,500                                   17.44


5625 Mireille Drive
San Jose, CA 95118

Heinot H. Hintereder                2,661,900                                   45.84
131 Keppel Way
Cotati, CA 94931

Nhon K. Tran                        1,125,000                                   19.38
7235 Cadiz Court
Rohnert Park,  CA 94928

Dr. Rodney Tognetti                   145,500                                     2.51
4132 Susan Lane
Penngrove,  CA 94951

All officers and directors as a group 4,944,900                                 85.17

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

         Based solely on oral or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, with respect to 2000, its executive officers, directors and greater than 10% beneficial owners complied with all such filing requirements.


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

B. No reports on Form 8-K were required to be filed in the last quarter of 2000.



                                   SIGNATURES
In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           IMMECOR CORPORATION

Date:    March 18, 2001                    By:   /s/  Heinot H. Hintereder

                                           -----------------------
                                           Heinot H. Hintereder
                                           President and Chief Executive Officer

Date:    March 18, 2001                    By:   /s/  William L. Lindgren

                                           -----------------------
                                           Wil Lindgren
                                           Chief Financial Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES                                                    DATE

/s/ Heinot H. Hintereder, Director                            March 18, 2001

/s/ Jason C. Lai, Director                                    March 18, 2001

/s/ Nhon K. Tran, Director                                    March 18, 2001

/s/ William L. Lindgren, Director                             March 18, 2001

/s/  Dr. Rodney Tognetti, Director                            March 18, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
Immecor Corporation

We have audited the accompanying balance sheets of Immecor Corporation (a California corporation) as of December 31, 2000 and 1999, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Immecor Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




/s/ Grant Thornton, LLP

San Francisco, California
March 9, 2001

                               IMMECOR CORPORATION
                                 BALANCE SHEETS
                                   December 31
                                     ASSETS

                                                                                              1999              2000
                                                                                               ----              ----

CURRENT ASSETS
   Cash                                                                              $       57,788       $ 1,465,721
   Certificate of Deposit                                                                         -           611,319
   Accounts receivables (net of allowance for doubtful amounts of
      $19,500 in 1999 and $22,000 in 2000)                                                  989,972         2,891,113
   Inventories                                                                            1,159,638         2,785,692
   Prepaid assets                                                                            59,476           163,858
   Deferred tax assets                                                                       13,681           167,200
                                                                                             ------           -------

       Total current assets                                                               2,280,555         8,084,903

EQUIPMENT AND IMPROVEMENTS                                                                  125,601           443,045
   Notes receivables                                                                              -           198,907
                                                                                           --------           -------

       Total Assets                                                                   $   2,406,156        $8,726,855
                                                                                          =========         =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
   Line of credit                                                                      $    350,890     $              -
   Accounts payable                                                                       1,380,692         2,848,247
   Accrued liabilities                                                                      165,214         1,278,010
   Note payable, due within one year                                                          5,318             3,820
  Income taxes payable                                                                            -         1,710,455
                                                                                           --------         ---------

       Total current liabilities                                                          1,902,114         5,840,532

LONG-TERM LIABILITIES
   Note payable, due after one year                                                           3,189                 -
   Deferred income taxes                                                                     16,536            19,800
                                                                                             ------            ------

     Total long-term liabilities                                                             19,725            19,800
                                                                                             ------            ------

     Total liabilities                                                                    1,921,839         5,860,332

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Preferred stock, no par value, 20,000,000 shares authorized;
    no shares issued and outstanding                                                              -                 -
  Common stock, no par value, 50,000,000 shares authorized;
    issued and outstanding 5,806,128 shares                                                 288,855           288,855
  Retained earnings                                                                         195,462         2,577,668
                                                                                            -------         ---------

     Total shareholders' equity                                                             484,317         2,866,523
                                                                                            -------         ---------

     Total liabilities and shareholders' equity                                        $  2,406,156        $8,726,855
                                                                                          =========         =========
See accompanying notes to financial statements

                               IMMECOR CORPORATION
                            STATEMENTS OF OPERATIONS
                             Year ended December 31,


                                                                                      1999            2000
Net sales                                                                       $  10,121,025     $ 30,223,306
Cost of sales                                                                       8,568,758       22,291,039
                                                                                    ---------       ----------

     Gross profit                                                                   1,552,267        7,932,267

Selling, general and administrative expenses                                        1,622,394        3,741,968
                                                                                    ---------        ---------

     Operating (loss) income                                                          (70,127)       4,190,299

Other income                                                                                -            2,880
Interest income                                                                           558           23,073
Interest expense                                                                      (41,379)         (91,588)
                                                                                      --------         --------

     (Loss) income before income taxes                                               (110,948)       4,124,664

Income taxes (benefit)                                                                (27,572)       1,742,457
                                                                                      --------       ---------

     NET (LOSS) INCOME                                                          $    (83,376)     $ 2,382,207
                                                                                      ========       =========

Net (loss) income per share - basic and diluted                                 $         (.01)   $         0.41
Weighted average shares outstanding - basic and diluted                             5,806,128        5,806,128


























See accompanying notes to financial statements.

                               IMMECOR CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                      Year ended December 31, 2000 and 1999




   Immecor Corporation

   STATEMENT OF STOCKHOLDERS' EQUITY

   Years ended December 31, 2000 and 1999


                                  Common Stock                    Retained            Total
                                  Shares           Amount         Earnings            Stockholders' Equity

Balance at January 1, 1999        7,306,128       $ 288,855       $ 278,838            $   567,693

Redemption of common stock        (1,500,000)             -               -                      -

Net loss
                                            -              -      (83,376)               (83,376)
                                           --             --      --------               --------

Balance at December 31, 1999         5,806,128        288,855     195,462                484,317


                                                            -               -                      -

Net earnings                               -                -     2,382,207              2,382,207
                                           --              --     ----------              ---------

Balance at December 31, 2000      5,806,128       $ 288,855       $2,577,668           $     2,866,523
                                  =========       =========       =========            ===============















See accompanying notes to financial statements.

                               IMMECOR CORPORATION
                            STATEMENTS OF CASH FLOWS
                             Year ended December 31,

                                                                                       1999            2000


Cash flows from operating activities:
   Net (loss) income                                                            $     (83,376)     $ 2,382,207
   Adjustments to reconcile net (loss) income to net cash provided by (used in)
     operating activities:
       Depreciation                                                                    30,004           52,998
       Deferred income taxes                                                           (6,412)        (150,255)
       Change in assets and liabilities
          Accounts receivable                                                        (727,894)      (1,901,141)
          Notes receivable                                                                  -         (198,907)
          Inventories                                                                (606,251)      (1,626,054)
          Prepaid expenses                                                            (44,286)        (104,383)
          Accounts payable                                                            967,219        1,467,555
          Accrued liabilities                                                          76,792        1,112,795
          Income taxes                                                                (31,202)       1,710,455
                                                                                      --------       ---------

          Net cash provided by (used in) operating activities                        (425,406)       2,745,270

Cash flows from investing activities:
   Purchase of equipment                                                              (70,498)        (370,442)
                                                                                      --------        --------
          Net cash used in investing activities                                       (70,498)        (370,442)

Cash flows from financing activities:
   Proceeds (payments) on the line of credit - net                                    350,890         (350,890)
   Principal payments on note payable                                                  (4,238)          (4,686)
                                                                                       -------          -------

          Net cash provided by (used in) financing activities                         346,652         (355,576)
                                                                                      -------         ---------

          NET INCREASE (DECREASE) IN CASH                                            (149,252)       2,019,252

Cash and cash equivalents - beginning of year                                         207,040           57,788
                                                                                      -------           ------

Cash and cash equivalents - end of year                                          $     57,788      $ 2,077,040
                                                                                      =======        =========

Supplemental disclosure of cash flow information: Cash paid during the year for:
       Interest                                                                  $     41,379           91,558
       Income taxes                                                              $     35,638          225,800




See accompanying notes to financial statements.

                          IMMECOR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                          Years ended December 31, 1999 and 2000

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company designs, assembles and supplies high-performance computer systems, software integration, and services for the real-time and video-on-demand requirements of yield management and process monitoring systems for the semiconductor industry. The Company's computer systems are utilized in imaging-based semiconductor patterned wafer inspection, reticle inspection, and in the measurement of overlay, registration and line width. The necessary components are purchased from domestic and foreign manufacturers and distributors. The Company markets the finished products through its own sales force, primarily in the United States. * Cash and Cash Equivalents
         All highly liquid instruments with an original maturity of three months or less are considered cash equivalents.
*        Revenue Recognition
         Revenue is recognized when products are shipped.
*        Inventory
         Inventory consists of computer hardware and purchased software and is valued at the lower of cost or market with cost determined on the first-in, first-out method.
*        Depreciation
         Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using the straight-line method. Service lives range from three to ten years.
*        Income Taxes
         The Company follows the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets. Additionally, deferred tax items are measured using current tax rates.
*        Advertising Costs
         The Company expenses costs of advertising when the advertising takes place.The amount expensed in 1999 and 2000 was $16,859 and $19,324 respectively.
*        Basic and Diluted Net Loss per Share
         Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. The company has no potentially dilutive securities.
*        Use of Estimates
         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
*        Fair Value of Financial Instruments
         The fair value of cash and cash equivalents, accounts receivable and trade payables approximates carrying value due to the short-term nature of such instruments. The fair value of long-term obligations including subordinated debt approximates carrying value based on terms available for similar instruments.

NOTE B - INVENTORIES
Inventories consist of the following as of December 31:

                                                                       1999             2000
                                                                       ----             ----

               Purchased parts                                   $   904,518      $   1,894,270
              Finished systems                                       255,120            891,422
                                                                     -------            --------
                                                                 $ 1,159,638      $   2,785,692

                               IMMECOR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 2000

NOTE C - EQUIPMENT AND IMPROVEMENTS

Equipment and improvements consists of the following as of December 31:

                                                                        1999               2000
                                                                        ----               ----

           Equipment and furniture                              $    126,001        $   325,136
                Vehicles                                              68,649            209,889
                Leasehold improvements                                     0             30,067
                                                                           -            --------
                                                                      194,650            565,092
             Less accumulated depreciation                            (69,049)          (122,047)
                                                                      -------           --------

                                                                  $   125,601        $   443,045
                                                                      ========           =======

NOTE D - NOTE PAYABLE

Note payable consists of the following as of December 31:

                                                                        1999          2000
                                                                        ----          ----
Note payable, collateralized by vehicle, payable in
monthly installments of $443 including interest of
        10.5% through September 2001                             $   8,507       $    3,820

         Less amount due in one year                                  (5,318)         (3,820)
                                                                       ------          -----

                                                                 $    3,189      $         -
                                                                      =====         =========

NOTE E - LINE OF CREDIT

The Company has a $1,500,000 line of credit with Deutsche Financial Services. The line's interest rate as of December 31, 2000 was 10.25%. Advances under the line of credit can not exceed 80% of eligible accounts receivable and is collateralized by a security interest in all accounts receivable, inventory and equipment. The line of credit is also personally guaranteed by the Company's major shareholder. The Company has $0 outstanding as of December 31, 2000.

NOTE F - COMMITMENTS

The Company leases its headquarters in Santa Rosa, California, under a noncancelable operating lease, which expires in January 1, 2006, and it's branch offices in Santa Clara, California, under a noncancelable operating lease, which expires in April 29, 2002. The Company is also obligated to pay its prorate share of utilities for these facilities.

Minimum future rental payments under the lease agreements as of December 31, 2000 are as follows:

Year ending December 31:

                  2001                                              $316,416
                  2002                                               281,472
                  2003                                               264,000
                  2004                                               264,000
                  Thereafter                                         264,000
                                                                     -------
                                                                  $1,389,888

Rent expense was $93,587 and $155,208 for the years ended December 31, 1999 and 2000, respectively.

                                    IMMECOR CORPORATION
                                    NOTES TO FINANCIAL STATEMENTS (continued)
                                    Years ended December 31, 1999 and 2000


NOTE G - SALES TO MAJOR CUSTOMERS

A substantial portion of the Company's business is dependent upon sales to major customers, the loss of which would have a material adverse effect on the Company's financial position and results of operation. One customer accounted for 72% and 93% of total sales in 1999 and 2000, respectively. This customer comprised 56% and 80% of total accounts receivable as of December 31, 1999 and 2000, respectively. The Company is actively attempting to expand its customer base to lessen the effect of having major customers by planning to increase sales in other markets, and creating joint marketing alliances with other technology companies.

NOTE H - INCOME TAXES

The provision for income taxes consists of the following for the years ended December 31:

                                                                       1999             2000
                                                                       ----             ----

         Federal                                                    $(21,960)       $ 1,511,212
         State                                                           800            381,500
         Deferred taxes                                               (6,412)          (150,255)
                                                                    ----------       ------------

                                                                    $(27,572)       $ 1,742,457
                                                                     =======          =========

A reconciliation of the statutory federal income tax rate with the Company's effective tax rate is as follows:

                                                                       1999             2000
                                                                       ----             ----

         Statutory rate                                                34.0%            34.0%
         Reduction due to income under $100,000                        (13.0)              -
         State income taxes                                              0.5              5.9
Nondeductible cost                                                       2.9               .3
         Other                                                           1.4              2.0
                                                                      ---------         ------
                                                                         25.8%           42.2%


Deferred income taxes (benefits) reflect the tax effect of temporary differences between the amounts of assets and liabilities for financial reporting and amounts as measured for tax purposes. The tax effect of temporary differences are as follows for the year ended December 31:

                                                                       1999             2000
                                                                       ----             ----
         Deferred Tax Liability
         Depreciation                                                $16,536            $19,800
                                                                      ======             ======

         Deferred Tax Asset
         Inventory, accounts receivable allowance                     13,681              9,425
         Accrued state franchise tax                                    _  -            157,775
                                                                    ---------            -------
                                                                    $ 13,681           $167,200
                                                                      ======            =======

                               IMMECOR CORPORATION
                               NOTES TO FINANCIAL STATEMENTS (continued)
                               Years ended December 31, 1999 and 2000





NOTE I - DEFINED CONTRIBUTION PLAN

The Company adopted a Simple IRA Plan in January 1998. Employees are eligible upon employment with the Company. The Company is generally required to match each employees' elective deferrals on a dollar for dollar basis up to 3% of compensation. However, the Company may elect to reduce the 3% of compensation match (but not less than 1%), as long as such election will not result in less than a 3% match in more than 2 years of a 5 year period ending with the current year. The Company contributed $19,100 and $21,100 in 1999 and 2000, respectively to the plan.


NOTE J - PREPAID EXPENSES

The Company prepaid the following expenses:

                                                          1999               2000
                                                          ----               ----
Prepaid Rent - San Jose facility                                       $    5,101
Prepaid Rent - Santa Rosa facility                                        157,932
Prepaid Utility - San Jose facility                                           825
                                                                       ----------
Total                                                                    $163,858
                                                                          =======


NOTE K - ACCRUED LIABILITIES

The Company had accrued liabilities of:

                                                          1999               2000
                                                          ----               ----
Accrued Bonus Plan                                                     $1,152,280
Accrued Vacation                                                           32,250
Accrued Salary Bonus                                                       93,480
                                                                           ------
Total                                                                  $1,278,010
                                                                        =========


LEGEND                             IMMECOR CORPORATION
MULTIPLIER                                                   1
CURRENCY                                                     1
TABLE
S                                          C                 C
PERIOD-TYPE                             YEAR              YEAR
FISCAL-YEAR-END                       DEC-31-1999       DEC-31-2000
PERIOD-START                           JAN-1-1999        JAN-1-2000
PERIOD-END                            DEC-31-1999       DEC-31-2000
EXCHANGE-RATE                              1                 1
CASH                                   57758           1465721
SECURITIES                                 0            611319
RECEIVABLES                          1009472           2913113
ALLOWANCES                             19500             22000
INVENTORY                            1159638           2785692
CURRENT-ASSETS                       2280555           8084903
PP&E                                  194650            565091
DEPRECIATION                           69049            122047
TOTAL-ASSETS                         2406156           8726855
CURRENT-LIABILITIES                  1902114           5840532
BONDS                                      0                 0
PREFERRED-MANDATORY                        0                 0
PREFERRED                                  0                 0
COMMON                                288855            288856
OTHER-SE                              195462           2577668
TOTAL-LIABILITY-AND-EQUITY           2406156           8726855
SALES                               10121025          30223306
TOTAL-REVENUES                      10121025          30223306
CGS                                  8568758          22291039
TOTAL-COSTS                         10231973          26033007
OTHER-EXPENSES                             0                 0
LOSS-PROVISION                             0                 0
INTEREST-EXPENSE                       41379            (91588)
INCOME-PRETAX                        (110948)          4124664
INCOME-TAX                            (27572)          1742457
INCOME-CONTINUING                     (83376)          2382207
DISCONTINUED                               0                 0
EXTRAORDINARY                              0                 0
CHANGES                                    0                 0
NET-INCOME                            (83376)          2382207
EPS-PRIMARY                                (.01)              .41
EPS-DILUTED                                (.01)              .41
