Form 10-Q
period 2000-09-30
IMMECOR CORP
filed 2001-05-03
CIK 1039962

UNITED STATES
                                   SECURITIES AND EXCHANGE COMMISSION
                                           Washington, D.C. 20549

                                                 FORM 10-QSB

                       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the quarterly period ended September 30, 2000

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


         California

(State or jurisdiction of incorporation or
             Organization)

         68-0324628
 (I.R.S. Employer Identification No.)

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

                                        (APPLICABLE ONLY TO CORPORATE ISSUERS)

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 5,806,128 shares of common stock as of October 30, 2000.

         Transitional Small Business Disclosure Format Yes [  ]  No [X]

                                                            IMMECOR CORPORATION

                                                                    INDEX
                                                             TABLE OF CONTENTS
                                                                    PART I
                                                          FINANCIAL INFORMATION

Item 1.  Balance sheet at December 31, 1999 and September 30, 2000
         Income Statements for the nine months ended September 30, 1999 and 2000 Statements of cash flows for the nine months ended September 30, 1999 and 2000

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


                                                                PART I

ITEM 1.           FINANCIAL INFORMATION
                                                                           Page
  The following Financial Statements are filed as part of this report:

     Balance Sheets                                                          3
     Income Statements                                                       4

     Statements of Cash Flows                                                5

     Notes to Financial Statements                                           6

                                                         IMMECOR CORPORATION
                                                            Balance Sheets

                                                                ASSETS

                                                                                             Dec. 31,        Sep. 30,
                                                                                                1999            2000
CURRENT ASSETS
Cash                                                                                    $    57,788         $ 664,655
Certificate of Deposit                                                                            0           300,000
Accounts receivables
 (net of allowance for doubtful amounts of $18,749 in 1999 and $19,500 in 2000)             989,972         2,736,846
Inventories                                                                               1,159,638         3,604,527
Notes receivable                                                                                  -           178,067
Prepaid and other assets                                                                     59,476             9,858
Deferred tax assets                                                                          13,681            13,199
Total current assets                                                                      2,280,555         7,507,151

EQUIPMENT AND IMPROVEMENTS -net                                                             125,601           145,491

          Total Assets                                                                  $  2,406,156        $7,652,642

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Line of credit                                                                           $  350,890        $  483,639
Notes payable, due within one year                                                            5,318             1,333
Accounts payable                                                                          1,380,692         1,443,351
Accrued Liabilities                                                                               -         1,243,000
Other liabilities                                                                           165,214           899,372
Sales tax payable                                                                                             351,774
Federal income tax payable                                                                        -         1,100,781
Total current liabilities                                                                 1,902,114         5,523,250

Long-term Liabilities
Note payable, due after one year                                                              3,189             4,457
Deferred income taxes                                                                        16,536            17,812
     Total long-term liabilities                                                             19,725            22,269

          Total liabilities                                                               1,921,839         5,545,519

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding Common stock, no par value, 50,000,000 shares authorized;
issued and outstanding, 1999 and 2000: 5,806,128                                            288,855           288,855
Retained earnings                                                                           195,462         1,818,268

     Total shareholders' equity                                                             484,317         2,107,123

          Total liabilities and shareholders' equity                                      $2,406,156        $7,652,642

The accompanying notes are an integral part of these financial statements

                                                       IMMECOR CORPORATION
                                                         Income Statement
                                                Nine months ended September 30,
                                                              (unaudited)

                                                                                       1999           2000
                                                                                  (restated)       (unaudited)

Net sales                                                                         $ 6,809,709     $ 19,680,581
Cost of sales                                                                       5,767,021       13,853,296
Gross profit                                                                        1,042,688        5,827,285
Selling, general and administrative expenses                                          882,915        2,536,973
Operating income                                                                      159,773        3,290,312
Interest income                                                                           549            3,500
Other income                                                                           (6,854)               -
Interest expense                                                                      (20,510)         (59,345)
Income before income taxes                                                            132,958        3,234,467
Income taxes                                                                            7,810        1,611,661
NET INCOME                                                                         $  125,148       $1,622,806

Net income per share - basic and diluted                                                   $0.02            $0.28

Weighted average shares outstanding - basic and diluted                             5,806,128        5,806,128


The accompanying notes are an integral part of these financial statements

                                                       IMMECOR CORPORATION
                                                     Statement of Cash Flow
                                                   Period Ending September 30,

                                                                                      1999             2000
                                                                                (restated)       (unaudited)
Increase (decrease) from cash

Cash from operations:
          Net income                                                                $ 125,148     $ 1,622,806

Reconciliation of net income to net cash provided by operating activities:
          Depreciation                                                                 39,045          28,501
          Changes in current assets and liabilities                                  (594,138)     (1,259,341)

               Net cash provided by operating activities                              429,945         683,491

Cash flows from investing activities:
          Additions to property and equipment                                         (85,381)        (48,391)
                Net cash used in investing activities                                 (85,381)        (48,391)

Cash flows from financing activities
          Line of Credit, net                                                         216,493          132,749
          Proceeds from issuance of common stock                                       (3,983)               -
          Notes Receivable
                                                                                     (136,565)        (158,266)

                 Net cash provided by (used in) financing activities                   75,945          (28,234)

Net (decrease) increase in cash and cash equivalents                                 (439,381)         606,866
Cash and cash equivalents at beginning of period                                      207,040           57,788
Cash and cash equivalents at end of period                                          $(232,341)        $664,654

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                          $20,510          $59,345


The accompanying notes are an integral part of these financial statements

                                                  IMMECOR CORPORATION
                  NOTES TO THE INTERIM UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1:  Summary of Significant Accounting Policies
Basis of Presentation

        The financial statements included in this Form 10-QSB have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted, pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. The results of operations for any interim period are not necessarily indicative of results for a full year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

        The financial statements presented herein as of December 31, 1999 and September 30, 2000 and for the nine months ended September 30, 1999 and 2000 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods.

        Earnings per share amounts are based on the weighted average number of common stock shares outstanding in each period, as adjusted for a 2:1 stock split in 2000.

Note 2:  Certificate of Deposit
A certificate of deposit was opened with Westamerica Bank for a term of 6 months. The certificate supports a non-revocable standby letter of credit that expires on 01-13-01. The CD allows Immecor to establish trade credit history with a key foreign supplier.

Note 3:  Receivables consist of the following as of :
                                                                December 31,       September 30,
                                                                       1999                2000
Accounts receivable                                              $ 1,008,721       $  2,756,346
Less allowance for doubtful accounts                                  18,749             19,500
                                                                 $   989,972       $  2,736,846

Note 4:  Inventory

Inventories consist of the following as of :                     December 31,      September 30,
                                                                        1999               2000
Purchased parts                                                 $    904,518       $  2,162,716
Finished systems                                                     255,120          1,441,811
                                                                $   1,159,638      $  3,604,527

Note 5:  Notes Receivable

Notes receivable consists of the following as of :
                                                                December 31,     September 30,
                                                                       1999              2000

Employee Bonus Plan                                              $         -         $  158,266
Customer and Employee  Notes                                               -             19,801
Total                                                            $         -         $  178,067


                                       IMMECOR CORPORATION
                  NOTES TO THE INTERIM UNAUDITED CONDENSED FINANCIAL STATEMENTS


Note 6:  Equipment and Improvements

Equipment and improvements consist of the following as of :     December 31,    September 30,
                                                                       1999             2000

              Equipment and Furniture                          $     126,001       $    181,698
              Transportation equipment                                68,649             68,649
                                                                     194,650            250,347
                   Less accumulated depreciation                      69,049            104,856
                                                                  $  125,601         $  145,491

Note 7:  Line of Credit

The Company has a $1,500,000 line of credit which expires December 20, 2000. Advances under the line of credit can not exceed 80% of eligible accounts receivable and is secured by a security interest in all accounts receivable, inventory and equipment. The line of credit is also personally guaranteed by the Company's major shareholder. The advance outstanding on the line of credit as of September 30, 2000 was $483,639.

Note 8:   Note Payable

Note payable consists of the following as of                    December 31,      September 30,
                                                                        1999               2000
Note payable, collateralized by vehicle, payable in
monthly installments of $443 including interest of
        10.5% through September 2001                             $     8,507      $       5,790

         Less amount due in one year                                   5,318              1,333

                                                                  $     3,189        $     4,457

Note 9:  Accrued Liabilities

Due to recent shortages for components used in the Company's products destined for the semiconductor industry, the Company entered a procurement agreement as follows: components from various manufacturers are delivered to the Company's warehouse in quantities matching the Company's book of orders. Upon inspection, testing, and certification, the accepted components are used in production. The accrued liability shown on the Company's interim balance sheet is current an estimate of the value of components received before acceptance. Accepted components are payable within 120 days of billing date without a discount. The amount currently carried by the Company is $1,149,611.

The Company has also accrued a total of $93,389 for sales commissions due to the Executive Vice President of Sales and Marketing. The accrual is subordinated to Deutche Financial Services and is due for release first quarter of 2001.

                                      IMMECOR CORPORATION
                 NOTES TO THE INTERIM UNAUDITED CONDENSED FINANCIAL STATEMENTS



Note 10: Sales to Major Customers

A material part of the Company's business is dependent upon sales to major customers, the loss of which would have a material adverse effect on the Company's financial position and results of operation. One customer accounted for 72% and 83% of total sales for nine months ended September 30,2000. The Company is attempting to expand its sales force to increase the customer base to lessen the effect of having major corporate customers.


Note 11: Income Taxes


Income taxes consists of the following for period ended:
                                                                December 31,    September 30,
                                                                       1999             2000
         Currently payable:
         Federal                                                   $ (21,960)     $   1,100,781
         State                                                           800            351,774
         Deferred taxes                                               (6,412)           (17,812)
         Total                                                     $ (27,572)     $   1,434,743

Note 12:  Number of Shares of Common Stock Outstanding

The following adjusts the number of outstanding shares of common stock for the nine months ended September 30, 2000 to reflect the following:

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
                                                          Nine Months Ended
                                                          September 30,
                                                         -1999-          -2000-
Net sales........................................        100.0           100.0
Cost of sales ....................................        84.6            70.3
Gross profit .....................................        15.3            29.6
Selling, general and administrative expenses .....        13.0            12.8
Operating income  ................................         2.3            16.7
Interest income and other income .................        (0.1)            -
Interest expense..................................        (0.3)           (0.3)
Income before income taxes........................         1.9            16.4
Income Tax  ......................................         0.1             8.1
Net income (loss) ................................         1.8             8.2


Net Sales
Net sales increased by $12,870,872 or 189.7% from $6,809,709 for the nine months ended September 30, 1999 (the "1999 period") to $19,680,581 for the nine months ended September 30, 2000 ("the 2000 period").

The Company's sales of high end specialty servers increased by $1,496,769 or 26.1% from $5,730,959 for the first six months of 2000 to $7,227,728 for the first nine months ended September 30, 2000. The Company also experienced a decrease in desktop sales by $(154,084) or -29.3% from $524,794 for the six months of 2000 to $370,713 for the nine months ended September 30,2000. Sales to corporate accounts remain steady while sales of individual systems have declined. Corporate systems include servers, processors, and managers. The Company has increased sales to its primary customer, and acknowledges that this may have a material effect on the Company's financials. Currently the Company is expanding its sales force and while also increasing additional distribution channels. The primary customer is a billion dollar company that purchases corporate systems and utilizes Immecor's system integration services.

Gross Profit
Gross profits increased by $4,784,597 or 458% from $1,042,688 for the nine months ended September 30,1999 ("the 1999 period") to $19,680,581 for the nine months ended September 30, 2000 ("the 2000 period"). The increase in Company's gross profits is due to the Company's current product line reaching maturity and the abi8lity of the Company's purchasing department to acquire components using cost effective measures. The Company is looking to expand its product lines and will expect to decrease gross profits for upcommin quarter as more Research and Development pursues additional products.

Selling,  General and Administrative Expenses
Selling, general, and administrative expenses increased $1,654,058 or 187.34% frin $882,915 in the 1999 period to $2,536,973 in the 2000 period. As a percentage of sales, SG&A decreased by .07% from 12.96 for the nine months ended September 30, 1999 to 12.89% for the nine months ended September 30, 2000. The increase in total expenses is proportionate to the increase in sales while management has been able to manage operating expenses. The Company continues to invest in developintg efficient procurement, manufacturing, and distribution processes. The Company belives that its ability to manage operating expenses is an important factor in its ability to remain competitive and successful.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued...

Liquidity and Capital Resources

On December 31, 1999 and September 30, 2000 the Company had net working capital of $378,441 and $1,983.901 respectively. The $1,605,460 increase in working capital from 1999 to 2000 was primarily due to an increase in accounts receivables, inventory levels and an increase in cash. All areas are in direct relationship to the increase in sales for 2000.

The Company had net cash used by operating activities of $429,945 for 1999 period compared to net cash provided by operating activities of $683,491 in the nine month period of 2000. The $258,086 difference relates primarily to an increase in net income, accounts receivable, inventory levels and better cash management.

The Company has net cash provided by financing activities of $79,945 in the 1999 period compared to net cash used in financing activities of $(28,234)for the 2000 period. The $104,179 difference relates to better AR turnover, improved cash management,and lesser reliance of debt for cash flow.

                                                                   PART II.
                                                              OTHER INFORMATION

Item 1.     Legal Proceedings
There were no legal proceedings against the Company.

Item 2.      Changes in Securities
There were no changes in rights of securities holders.

Item 3. Defaults upon Senior Securities There were no defaults upon senior securities.

Item 4. Submission of Matters to a Vote of Security-Holders There were no matters submitted to the vote of securities holders.

Item 5.     Other Information
There were no major contracts signed during the period.

Item 6. Exhibits and Reports on Form 8-K There were no reports filed on form
8-K.

                                                              SIGNATURES

In accordance with the requirements of the Securities and Exchange Commission the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       IMMECOR CORPORATION

Date:    October 30, 2000                      By:   /s/  Wil. L. Lindgren


                                               -----------------------
                                               Wil L. Lindgren
                                               Chief Financial Officer


                                                -------------------------
Date:    October 30, 2000                       By:   /s/  Heinot H. Hintereder
                                                Chief Executive Officer

LEGEND                                      IMMECOR CORPORATION
MULTIPLIER                                                   1
CURRENCY                                                     1
TABLE
S                                          C                 C
PERIOD-TYPE                             YEAR              YEAR
FISCAL-YEAR-END                       DEC-31-1999       DEC-31-2000
PERIOD-START                           JAN-1-1999        JAN-1-2000
PERIOD-END                            SEP-30-1999       SEP-30-2000
EXCHANGE-RATE                              1                 1
CASH                                   57788            964655
SECURITIES                                 0                 0
RECEIVABLES                          1082702           2756346
ALLOWANCES                             18750             19500
INVENTORY                             989972           3604527
CURRENT-ASSETS                       2280555           7507151
PP&E                                  125601            250347
DEPRECIATION                               0            104856
TOTAL-ASSETS                         2406156           7652642
CURRENT-LIABILITIES                  1902114
BONDS                                      0                 0
PREFERRED-MANDATORY                        0                 0
PREFERRED                                  0                 0
COMMON                                288855            288855
OTHER-SE                              195462           1818268
TOTAL-LIABILITY-AND-EQUITY           2133402           7652642
SALES                                6809709          19680581
TOTAL-REVENUES                       6809709          19680581
CGS                                  5586316          13853296
TOTAL-COSTS                          6469231          16390269
OTHER-EXPENSES                             0                 0
LOSS-PROVISION                             0                 0
INTEREST-EXPENSE                       20510             59345
INCOME-PRETAX                         132958           3234467
INCOME-TAX                              7810           1611661
INCOME-CONTINUING                     125148           1622806
DISCONTINUED                               0                 0
EXTRAORDINARY                              0                 0
CHANGES                                    0                 0
NET-INCOME                            125148           1622806
EPS-PRIMARY                                 .02              0.28
EPS-DILUTED                              .02                 0.28