Form 10-Q
period 2001-03-31
IMMECOR CORP
filed 2001-05-25
CIK 1039962

UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2001

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

     3636 North Laughlin Rd. Bldg 150 Santa Rosa California, 95403-1027
     -------------------------------------------------------------------
                  (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,806,128 shares of common stock as of March 31, 2001.

         Transitional Small Business Disclosure Format Yes [  ]  No [X]

                            IMMECOR CORPORATION
                                   INDEX
                              TABLE OF CONTENTS

                                   PART I
                            FINANCIAL INFORMATION

Item 1.      Balance sheet at March 31, 2001
             Statements of operations for the three months ended March 31, 2000 and 2001
             Statements of cash flows for the three months ended March 31, 2000 and 2001


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

                                     PART I

ITEM 1.  FINANCIAL INFORMATION
                                                                      Page
The following Condensed Financial Statements are filed as part of this report:

         Balance Sheet                                                  3
         Statements of Operations                                       4
         Statements of Cash Flows                                       5
         Notes to Financial Statements                                  6


                               IMMECOR CORPORATION
                             Condensed Balance Sheet
                                 March 31, 2001
                                   (unaudited)

                                     ASSETS
                                                                                          2001

CURRENT ASSETS
Cash                                                                            $        717,304
Accounts receivables
(net of allowance for doubtful amounts of  $22,000 )                                     574,209
Inventories                                                                            4,551,459
Notes receivable                                                                         105,588
Prepaid and other assets                                                                 107,621
Deferred income taxes                                                                    128,000
                                                                                         -------
Total current assets                                                                    6,184,181
EQUIPMENT AND IMPROVEMENTS -net                                                           461,498
                                                                                         --------
Total Assets                                                                    $       6,184,181

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

Line of credit                                                                  $          310,305
Notes payable, due within one year                                                         557,727
Accounts payable                                                                           756,309
Accrued liabilities                                                                        349,107
Other liabilities                                                                            2,758
Income taxes payable                                                                     1,558,884
                                                                                         ---------
Total current liabilities                                                                3,535,090

LONG-TERM LIABILITIES

Deferred income taxes                                                                       32,200


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 20,000,000 shares authorized; no shares issued and outstanding Common stock, no par value, 50,000,000 shares authorized;
issued and outstanding, 5,806,128 shares                                                    288,855
Retained earnings                                                                         2,789,534
                                                                                          ---------
Total shareholders' equity                                                                3,078,389
                                                                                         ----------
Total liabilities and shareholders' equity                                            $   6,645,679
                                                                                      =============


The accompanying notes are an integral part of these financial statements


                               IMMECOR CORPORATION
                       Condensed Statements of Operations
                          Three months ended March 31,
                                   (unaudited)



                                                                       2000                 2001
                                                                       ----                 ----
Net sales                                                     $     6,058,638    $     2,873,554
Cost of sales                                                       4,607,818          1,941,638
                                                                    ----------         ----------
Gross profit                                                        1,450,820            931,916

Selling, general and administrative expenses                          526,002            798,486
                                                                     --------           ---------

Operating income                                                      924,818            133,430

Interest expense                                                       12,329             31,423
Interest income                                                            47              3,561
Other income                                                                -             12,050
                                                                       --------         ---------
Income before income taxes                                             912,536           117,618
Income tax expense (benefit)                                           370,000           (94,250)
                                                                       --------         ---------

NET INCOME                                                      $       542,536     $     211,868
                                                                ===============     =============

Net income per share - basic and diluted                        $          0.09     $        0.04


Weighted average shares outstanding - basic and diluted               5,806,128          5,806,128



The accompanying notes are an integral part of these financial statements


                               IMMECOR CORPORATION
                       Condensed Statements of Cash Flows
                          Three months ended March 31,
                                   (unaudited)



                                                                        2000                     2001
                                                                       ------                    ----
Increase (decrease) from cash
Cash flows from operating activities:
      Net income                                           $           542,536            $    211,868

Reconciliation of net income (loss) to net cash provided (used) by operating activities:
      Depreciation and amortization                                       4,170                  28,794
      Deferred income taxes                                              31,000                  51,600
Changes in current assets and liabilities:
     Accounts receivable                                              1,872,966               2,316,904
     Inventories                                                       (342,232)             (1,765,767)
     Prepaid and other assets                                            17,270                  56,237
     Accounts payable                                                 1,348,851              (1,501,450)
     Accrued Liabilities                                                 45,508                (926,146)
     Income Tax Payable                                                 401,000                (151,571)
                                                                    ------------            ------------
        Net cash provided (used) by operating activities                113,167              (1,679,532)

Cash flows from investing activities:
     Purchase of property and equipment                                 (27,625)                (59,247)
     Proceeds from notes receivable                                           -                   93,319
     Issued notes receivable                                             (8,877)                       -
     Proceeds from disposal of equipment                                                          12,000
                                                                  --------------              -----------
           Net cash (used) provided by investing activities             (36,502)                   46,072

Cash flows from financing activities:
     Net (repayments)borrowings from line of credit                    (350,890)                  310,305
     Proceeds from notes payable                                        227,722                         -
     Principal payments on notes payable                                 (1,154)                  (36,581)
     Advances from shareholders                                          25,000                         -
                                                                  --------------           ---------------

     Net cash (used) provided by financing activities                   (99,322)                   273,724
                                                                         -------                   -------

          NET DECREASE IN CASH                                          (22,657)                (1,359,736)

Cash balance - beginning of period                                       57,788                  2,077,040
                                                                       ---------                 ---------
Cash balance - end of period                                             35,131                    717,304
                                                                       ---------                 ---------
Non-cash transactions
     Conversion of accounts payable to note payable                           -                    590,488
Supplemental disclosure of cash flow information:
Cash paid during the period for:
     Interest                                                            12,329                     31,423
     Income taxes                                                       412,000                     15,000


   The accompanying notes are an integral part of these financial statements

                               IMMECOR CORPORATION
          NOTES TO THE INTERIM UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1:  Summary of Significant Accounting Policies
Basis of Presentation

         The financial statements included in this Form 10-QSB have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations, although management believes the disclosures are adequate to make the information presented not misleading. The results of operations for any interim period are not necessarily indicative of results for a full year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

         The financial statements presented herein as of and for the three months ended March 31, 2001 and March 31, 2000 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods.

         Earnings per share amounts are based on the weighted average number of common stock shares outstanding in each period. There are no potentially dilutive securities.

Note 2:  Line of Credit

The Company has a $1,500,000 line of credit, which expires December 20, 2001. Advances under the line of credit can not exceed 80% of eligible accounts receivable and is secured by a security interest in all accounts receivable, inventory and equipment. The line of credit is also personally guaranteed by the Company's majority shareholder. The advance outstanding on the line of credit as of March 31, 2001 was $310,305.

Note 3:  Sales to One Major Customer

A material part of the Company's business is dependent upon sales to major customers, the loss of which would have a material adverse effect on the Company's financial position and results of operation. One customer accounted for 84% and 73% of total sales in 2001, and 2000 respectively. The Company is attempting to expand its customer base to lessen the effect of having one major customer.

Note 4:  Note Payable

On January 5, 2001 the Company entered into a zero interest bearing note agreement with a subcontractor to convert the amount recorded through accounts payable for the value of integration work performed during 2000. The note was a mutual agreement from both parties and provides for bi-weekly payments of $30,000 until the contract is paid in full.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition and Results of Operations:
The following table sets forth, as a percentage of sales, certain items included in the Company's financial statements.
                                                       Three Months Ended
                                                       March 31,
                                                            2000            2001
                                                            ----            ----
Net sales.........................................       100.00%         100.00%
Cost of sales   ..................................         76.06          67.57
Gross profit .....................................         23.95          32.43
Selling, general and administrative expenses .....          8.61          27.79
Operating income .................................         15.26           5.65
Interest expense .................................          0.20           1.09
Interest income...................................          0.00           0.12
Other income......................................          0.00           0.42
Income before income taxes........................         15.06           4.09
Income Tax (benefit)..............................          6.10          (3.28)
Net income (loss) ................................          8.95          (7.37)

Net Sales

Net sales decreased by $(3,185,084) or (52.57)% from $6,058,638 for the three months ended March 31, 2000 to $2,873,554 for the three months ended March 31, 2001.

The net sales decrease resulted primarily from a slow down in the demand for technology products combined with a slow down in the overall economy. Sales to the major customers and corporate accounts have continued to slow down for the first period of 2001. Orders on the books of the Company indicate that this trend will continue during the remainder of the second quarter of 2001 period.

The Company is currently working with its corporate customers to release new products for which the Company's customers will then undertake detailed procedures relating to the evaluation, testing, implementation and acceptance of the Company's products and services. Any and all time and material associated with the production of a prototype are expensed before completion of a final product. This evaluation process results in a variable sales cycle, and makes it difficult to predict if or when revenues will be earned. Further, gross margins may be adversely impacted in an effort to complete the sales cycle. The Company's net sales results may be adversely impacted in future periods by its variable sales cycle.

Gross Profit

As a percentage of net sales, gross profits decreased from $1,450,820 or 23.95% for the three months ended March 31, 2000 to $ 931,916 or 32.43% for the three months ended March 31, 2001. The Company continues to develop new products with increased profit margins. The decrease in gross profit from $1,450,820 for the three months ended March 31, 2000 to $931,638 for the three months ended March 31, 2001 was a direct result of lower sales of lower end products with lower profit margins and an increase in sales of products with higher margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $272,484 or 51.8% from $526,002 for the three months ended March 31, 2000 to $798,486 for the three months ended March 31, 2001. The increase is due to higher rents for the new location, increased payroll costs for additional personnel and materials associated with the new location during the three months ended March 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources Continued:

On March 31, 2000 and 2001 the Company had net working capital of $900,686 and $2,649,091 respectively. The increase in working capital from 2000 to 2001 was primarily due to an increased level of inventory and reduction of accounts payable.

The Company had net cash used by operating activities of $(1,679,532) for the three months ended March 31, 2001 compared to net cash provided by operating activities of $113,167 for the three months ended March 31, 2000. The $(1,792,699) difference was primarily due to changes in accounts receivable, inventory and accounts payable due to lower sales for the three months ended March 31, 2001.

The Company had net cash provided by investing activities of $46,072 for the three months ended March 31, 2001 compared to net cash used by investing activities of $(36,502) for the three months ended March 31, 2000. The $82,574 difference relates primarily to proceeds from notes receivable.

The Company had net cash provided by financing activities of $273,724 for the three months ended March 31, 2001 compared to net cash used by financing activities of $(99,322) for the three months ended March 31, 2000. The $373,046 relates primarily to increase in short-term borrowings due to a decrease in sales for the three months ended March 31, 2001.

The Company is working with the appropriate tax agencies to pay the 2000 period taxes. The Company anticipates that is has sufficient working capital through future sales and short term borrowing to sustain operations for the remainder for the fiscal year of 2001.

                               PART II.
                         OTHER INFORMATION


Item 1.     Legal Proceedings
There are no legal proceedings pending against the Company during the period ending March 31, 2001.

Item 2.      Changes in Securities
There were no changes in rights of securities holders during the period ending March 31, 2001.

Item 3.     Defaults upon Senior Securities
There were no defaults upon senior securities during the period ending March 31, 2001.

Item 4.     Submission of Matters to a Vote of Security-Holders
There were no matters submitted to the vote of securities holders during the period ending March 31, 2001.

Item 5.     Other Information
There were no major contracts signed during the period during the period ending March 31, 2001.

Item 6.     Exhibits and Reports on Form 8-K
There were no filings of Exhibits and Reports on Form 8-K during the period ending March 31, 2001.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Commission the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             IMMECOR CORPRATION

Date:    May 12, 2001                        By:   /s/  Wil. L. Lindgren

                                             ----------------------------
                                             Wil L. Lindgren
                                             Chief Financial Officer


Date:    May 12, 2001                        By:   /s/  Heinot H. Hintereder


                                             ------------------------------
                                             Heinot H. Hintereder
                                             President & Chief Executive Officer