Form 10QSB
period 2001-06-30
IMMECOR CORP
filed 2001-08-17
CIK 1039962

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                              FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,806,128 shares of common stock as of August 14, 2001.

         Transitional Small Business Disclosure Format Yes [  ]  No [X]

                           IMMECOR CORPORATION

                                  INDEX
                            TABLE OF CONTENTS
                                  PART I
                          FINANCIAL INFORMATION

Item 1. Condensed balance sheets (unaudited) at June 30, 2001 and
        December 31, 2000
        Condensed statements of operations (unaudited) for the three and six months ended June 30, 2000 and 2001
        Condensed statements of cash flows (unaudited) for the six months ended June 30, 2000 and 2001
        Notes to condensed financial statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

                               IMMECOR CORPORATION
                            Condensed Balance Sheets

                                     ASSETS

                                                                    June 30,      December 31,
                                                                    2001          2000
                                                                    ----          ----
                                                                   (unaudited)   (audited)
CURRENT ASSETS
Cash                                                             $    498,636     $   2,077,040
Accounts receivables, less
(allowance for doubtful amounts of  $22,000)                          509,590         2,891,113
Inventories                                                         3,484,495         2,785,692
Notes receivable                                                       96,496           198,907
Prepaid and other assets                                               41,621           163,858
Deferred income taxes                                                 187,000           167,200
                                                                    ---------          --------
                                     Total current assets           4,817,838         8,084,903

EQUIPMENT AND IMPROVEMENTS -net                                       440,332           443,045
                                                                      -------           -------
                                     Total Assets                $  5,258,170       $ 8,726,855
                                                                 ============       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Line of credit                                                   $     36,741      $          -
Notes payable, due within one year                                    456,493             3,820
Accounts payable                                                      505,281         2,848,247
Accrued liabilities                                                   446,065         1,278,010
Other liabilities                                                       5,754                 -
Income taxes payable                                                1,300,535         1,710,455
                                                                    ---------         ---------
                                     Total current liabilities      2,750,869         5,840,532

Deferred income taxes                                                  14,500            19,800

SHAREHOLDERS' EQUITY
Preferred stock, no par value, 20,000,000
shares authorized; no shares issued and outstanding
Common stock, no par value, 50,000,000 shares authorized;
issued and outstanding, 5,806,128 shares                               288,855          288,855
Retained earnings                                                    2,203,946        2,577,668
                                                                   -----------        ---------
         Total shareholders' equity                                  2,492,801        2,866,523
                                                                     ---------        ---------
Total liabilities and shareholders' equity                       $   5,258,170      $ 8,726,855
                                                                 =============      ===========


The accompanying notes are an integral part of these financial statements

                               IMMECOR CORPORATION
                       Condensed Statements of Operations
                                   (unaudited)


                                                  Six Months Ended                     Three Months Ended
                                                  June 30,                             June 30,
                                                  2000               2001              2000              2001
                                                  ----              -----              ----              ----

Net sales                                     $   12,286,060    $   5,246,065      $   6,227,422     $  2,372,511
Cost of sales                                     10,196,662        4,247,465          5,588,843        2,305,827
                                                  ----------        ---------          ---------        ---------
Gross profit                                       2,089,398          998,600            638,579           66,684

Selling, general and administrative expenses       1,198,563        1,629,568            672,651          831,082
                                                   ---------        ---------            -------           -------
Operating income (Loss)                              890,835         (630,968)           (33,982)        (764,398)

Interest expense                                     (32,651)         (43,227)           (20,322)         (11,804)
Interest income                                        1,392           21,385              1,345           18,217
Other income                                          22,081           38,765             22,081           26,322
                                                     -------          -------           --------          --------
Income (loss) before income taxes                    881,657         (614,045)           (30,878)        (731,663)
Income tax expense (benefit)                         721,208         (240,323)           351,208         (146,073)
                                                    ---------       ----------          ---------        ---------
NET INCOME  (Loss)                            $      160,449    $    (373,722)     $    (382,208)    $   (585,590)

Net income (loss) per share - basic and diluted   $     0.02    $        (0.06)    $       (0.07)    $      (0.10)

Weighted average shares outstanding -
basic and diluted                                  5,806,128        5,806,128          5,806,128          5,806,128




The accompanying notes are an integral part of these financial statements

                                            IMMECOR
                                 Condensed Statement of Cash Flows
                        For six months ended June 30, 2001 and June 30, 2000



                                                         2000                           2001
                                                        ------                          ----
Cash flows from operating activities
       Net Income (loss)                        $       160,449                   $   (373,722)
Reconciliation of net income (loss) to net cash provided by (used) in operating activities:
      Depreciation and amortization                       4,170                         53,824
      Deferred income taxes                             (91,141)                       (25,100)
      Write off obsolete inventory                       44,835                        583,138
Changes in current assets and liabilities:
      Accounts receivable                            (1,545,921)                     2,381,523
      Inventories                                      (236,778)                    (1,281,941)
      Prepaid and other assets                            7,730                        122,237
      Accounts payable                                  221,931                     (1,746,724)
      Accrued liabilities                             1,444,629                       (831,945)
      Income taxes payable                              812,349                       (409,920)
                                                      ---------                     -----------
Net cash provided (used in)operating activities         822,253                     (1,528,630)

Cash flows from investing activities:
      Purchase of property and equipment                (66,534)                       (63,111)
      Proceeds from notes receivable                          -                        102,411
      Proceeds from disposal of equipment                     -                         12,000
                                                      ----------                      ----------
Net cash provided by (used in) investing activities     (66,534)                        51,300

Cash flows from financing activities:
      Net borrowings (repayments)from line of credit   (223,775)                        36,741
      Proceeds from notes payable                         1,540                              -
      Principal payments on note payable                      -                       (137,815)
      Advances from shareholders                         93,389                              -
                                                     ------------                     ----------
Net cash used in financing activities                  (128,846)                       (101,074)

          NET CHANGE IN CASH                            626,873                      (1,578,404)

Cash balance - beginning of period                       57,788                       2,077,040
                                                      ---------                       ---------

Cash balance - end of period                       $    684,661                  $      498,636
                                                   ============                  ==============
Non-cash transactions
     Conversion of accounts payable to note payable  $        -                  $      590,488
Supplemental disclosure of cash flow information:
Cash paid during the period for:
     Interest                                        $   32,593                  $       43,227
     Income taxes                                    $   57,348                  $      250,000




The accompanying notes are an integral part of these financial statements

                               IMMECOR CORPORATION
                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Unaudited)

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

The financial statements presented herein as of and for the three and six months ended June 30, 2001 and June 30, 2000 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods.

Earnings (loss) per share amounts are based on the weighted average number of common stock shares outstanding in each period. There are no potentially dilutive securities.

Note 2:  Line of Credit

The Company has a $1,500,000 line of credit, which expires December 20, 2001. Advances under the line of credit can not exceed 80% of eligible accounts receivable and is secured by a security interest in all accounts receivable, inventory and equipment. The line of credit is also personally guaranteed by the Company's majority shareholder. The advance outstanding on the line of credit as of June 30, 2001 was $36,741.

Note 3:  Sales to One Major Customer

A material part of the Company's business is dependent upon sales to major customers, the loss of which would have a material adverse effect on the Company's financial position and results of operation. One customer accounted for 84% and 91% of total sales in 2000, and 2001, respectively. The Company is attempting to expand its customer base to lessen the effect of having one major customer.

Note 4:  Note Payable

On January 5, 2001, the Company entered into a zero interest bearing note agreement with a subcontractor to convert the amount recorded through accounts payable for the value of integration work performed during 2000. The note was a mutual agreement from both parties and provides for bi-weekly payments of $30,000 until the contract is paid in full. The outstanding balance as of June 30, 2001 was $455,186.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS Three Months and Six Months ended June 30, 2001 and 2000

Net Sales

Net sales decreased by $(3,854,911) or (62)% from $6,227,422 for the three months ended June 30, 2000 to $2,372,511 for the three months ended June 30, 2001 and net sales decreased by $(7,039,995) or (57)% from $12,286,060 for the six months ended June 30, 2000 to $5,246,065 for the six months ended June 30, 2001 respectively.

The lower demand for systems was primarily due to the general economic slowdown and weaker demand for technology related products. Revenues are derived from sales of systems, distribution of hardware, and development of new products. Sales of systems accounted for approximately 88% of net revenues in the second quarter of fiscal 2000 and approximately 95% of our revenues in the second quarter of 2001. We expect sales to remain steady through out the next quarter as we launch prototype systems into full production by the end of the third quarter of 2001.

Gross Profit

Gross profits decreased from $5,588,843 for the three months ended June 30, 2000 to $2,305,827 for the three months ended June 30, 2001. As a percentage of net sales, gross profits decreased from 89.7% for the three months ended June 30, 2000 to 2.81% for the three months ended June 30, 2001.

The decrease in gross margin as a percentage of sales was primarily due to obsolete inventory write-offs for an amount of $583,138. The inventory was written off in the second quarter due to discontinued products and engineering change orders from a corporate customer during the second quarter. Without the write-off of inventory, gross profits would have been $1,581,738 or 30% for the six months ended June 30, 2001. The Company believes it has written off all obsolete inventories and the profit margins for next quarter will be in line with normal operations.

Gross profits decreased from $2,089,399 for the six months ended June 30, 2000 to $998,600 for the six months ended June 30, 2001. As a percentage of net sales, gross profits increased from 17.3% for the six months ended June 30, 2000 to 19% for the six months ended for June 30, 2001.

The increase in gross margin as a percentage of sales was primarily due to an increased leverage of our manufacturing costs by outsourcing key components globally while decreasing our labor costs associated with cost of goods. The company acknowledges that pricing pressures due to the competitive market, the liquidation of excess inventory, potentially below our costs, changes in sales volume, and changes in customer demand due to the slow economy, may adversely impact our gross margins in upcoming quarters.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $158,521 from $672,561 for the three months ended June 30, 2000 to $831,082 for the three months ended June 30, 2001. As a percentage of net sales, selling, general and administrative expenses increased from 10.8% in 2000 to 35.03% in 2001.

The increase is primarily due to revenues significantly decreasing while expenses increased to allocate for accruals for executive and employee bonuses, higher rents due to new location, and continuing to invest in research and development for new products. The Company also paid higher rents than previous periods due to the new headquarters. Research and development expenses consist of payroll and related expenses for certification, fabrication, and cost of materials for prototyping and testing units.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations - Continued

Research and development expenses for the three months ended June 30, 2001 and June 30, 2000 was $112,364 and $35,080, respectively. Research and development expenses for six months ended June 30, 2001 and June 30, 2000 was $224,895 and $105,300, respectively. The Company expenses all of research and development costs as they are incurred. The Company expects to continue to invest in system design, and other research and development initiatives.

Selling, general and administrative expenses increased $431,005 from $1,198,563 for the six months ended June 30, 2000 to $1,629,568 for the six months ended June 30, 2001. As a percentage of net sales, selling, general and administrative expenses increased from 9.7% in 2000 to 31% in 2001.

The increase is primarily due to a decrease in sales while the company continued to pay higher levels of rent compared to last year, increased R&D expense to produce new products and accrued for year end executive and employee bonuses.

Liquidity and Capital Resources Continued:

On June 30, 2000 and 2001 the Company had net working capital of $455,604 and $2,066,969 respectively. The increase in working capital from 2000 to 2001 was primarily due to an increased level of inventory and reduction of accounts payable.

The Company had net cash used by operating activities of $(1,528,630) for the six months ended June 30, 2001 compared to net cash provided by operating activities of $822,253 for the six months ended June 30, 2000. The $(2,350,883) difference is primarily due to the changes in accounts receivable, inventory and accounts payable due to lower sales for the six months ended June 30, 2001.

The Company had net cash provided by investing activities of $51,300 for the six months ended June 30, 2001 compared to net cash used by investing activities of $(66,534) for the six months ended June 30, 2000. The $(117,834) difference relates primarily to proceeds from notes receivable.

The Company had net cash used by financing activities of $(101,074) for the six months ended June 30, 2001 compared to net cash used by financing activities of $(128,846) for the six months ended June 30, 2000. The $(27,772) difference relates primarily to an increase in short-term borrowings due to a decrease in sales for the six months ended June 30, 2001.

At present, management believes that future cash flow from operations and its existing institutional financing will be sufficient to fund all of the Company's cash requirements for the remaining six months. There were no substantial commitments for purchase orders outside the normal purchase orders used to secure product as of June 30, 2001.

                            PART II.
                      OTHER INFORMATION


Item 1.     Legal Proceedings
There are no legal proceedings pending against the Company during the period ending June 30, 2001.

Item 2.      Changes in Securities
There were no changes in rights of securities holders during the period ending June 30, 2001.

Item 3.     Defaults upon Senior Securities
There were no defaults upon senior securities during the period ending June 30, 2001.

Item 4.     Submission of Matters to a Vote of Security-Holders
There were no matters submitted to the vote of securities holders during the period ending June 30, 2001.

Item 5.     Other Information
There were no major contracts signed during the period during the period ending June 30, 2001.

Item 6.     Exhibits and Reports on Form 8-K
There were no filings of Exhibits and Reports on Form 8-K during the period ending June 30, 2001.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Commission the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      IMMECOR CORPRATION

Date:    August 14, 2001                   By:   /s/  Wil. L. Lindgren


                                           -----------------------
                                           Wil L. Lindgren
                                           Chief Financial Officer


Date:    August 14, 2001                   By:   /s/  Heinot H. Hintereder


                                            -----------------------
                                            Heinot H. Hintereder
                                            President & Chief Executive Officer