Form 10QSB
period 2001-09-30
IMMECOR CORP
filed 2001-11-26
CIK 1039962

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 2001

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

     3636 North Laughlin Rd. Bldg 150 Santa Rosa California, 95403-1027
                  (Address of principal executive offices)

                              (707) 636-2550
                        (Issuers Telephone Number)

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

               (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,806,128 shares of common stock as of September 30, 2001.

         Transitional Small Business Disclosure Format Yes [  ]  No [X]

                        IMMECOR CORPORATION
                              INDEX
                        TABLE OF CONTENTS

                             PART I
                       FINANCIAL INFORMATION

Item 1. Balance sheets at September 30, 2001 (unaudited) and December 31, 2000 Statements of operations for the three and nine months ended
        September 30, 2000 and 2001 (unaudited)
        Statements of cash flows for the nine months ended September 30, 2000 and 2001 (unaudited)
        Notes to condensed financial statements (unaudited)

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

                                  PART II
                            OTHER INFORMATION

Item 1.  Legal proceedings
Item 2.  Changes in securities
Item 3.  Defaults upon senior securities
Item 4.  Submission of matters to a vote of security holders
Item 5.  Other information
Item 6.  Exhibits and Reports on Form 8-K


                      FORWARD LOOKING STATEMENTS

Immecor Corporation (the Company) cautions readers that certain important factors may affect the Companys actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Form 10-QSB or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in the Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as may, expect, believe, anticipate, intend, could, estimate,or continue or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that may affect the Companys results include, but are not limited to, the Companys limited history of profitability, its dependence on a limited number of customers and key personnel, its possible need for additional financing and its dependence on certain industries. The Company is also subject to other risks detailed herein or detailed from time to time in the Companys filings with the Securities and Exchange Commission.

The accompanying notes are an integral part of these financial statements

                                                    IMMECOR CORPORATION
                                                      Balance Sheets

                                                           ASSETS

                                                                   September 30,     December 31,
                                                                   2001              2000
                                                                    (unaudited)
Current assets:
Cash                                                               $       17,038    $     2,077,040
Accounts receivable
(less allowance for doubtful accounts of $22,000 and $22,000)             361,605          2,891,113
Inventories                                                             2,752,721          2,785,692
Notes receivable - current                                                 19,598                 --
Prepaid and other assets                                                  167,033            163,858
Deferred income taxes                                                      67,700            167,200
     Total current assets                                               3,385,695          8,084,903

Equipment and improvements, net                                           415,340            443,045
Notes receivable                                                           75,248            198,907

     Total assets                                                  $    3,876,283    $     8,726,855

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Line of credit                                                     $      176,725    $            --
Note payable                                                              245,186              3,820
Accounts payable                                                          246,809          2,848,247
Accrued liabilities                                                       371,665          1,278,010
Income taxes payable                                                      448,702          1,710,455
     Total current liabilities                                          1,489,087          5,840,532

Deferred income taxes                                                      22,000             19,800
     Total liabilities                                                  1,511,087          5,860,332

Stockholders Equity:
Common stock, no par value, 50,000,000 shares authorized;
    5,806,128 shares issued and outstanding                        $      288,855    $       288,855
Retained earnings                                                       2,076,341          2,577,668

     Total stockholders equity                                         2,365,196          2,866,523

     Total liabilities and stockholders' equity                    $    3,876,283    $     8,726,855


                                                          IMMECOR CORPORATION
                                                       Statements of Operations

                                       For the three months ended         For the nine months ended
                                       September 30,                      September 30,
                                       2001             2000              2001           2000
                                                (unaudited)                         (unaudited)

Net sales                              $   2,261,970    $ 7,394,521       $   7,508,035  $   19,680,581
Cost of sales                              1,392,431      3,701,470           5,639,896      13,853,296

     Gross profit                            869,539      3,693,051           1,868,139       5,827,285

Selling, general and administrative          821,705      1,338,372           2,451,273       2,536,973

     Operating income (loss)                  47,834      2,354,679           (583,134)       3,290,312

Other (income) expense
     Interest expense                        178,201         26,694             221,428          59,345
     Interest income                         (6,125)        (2,108)            (27,510)         (3,500)
     Other (income) expense                   21,629       (22,754)            (17,136)               -

(Loss) income before income taxes          (145,871)      2,352,847           (759,916)       3,234,467

Income tax expense (benefit)                (18,266)        890,453           (258,589)       1,611,661

     Net (loss) income                 $   (127,605)    $ 1,462,394       $   (501,327)  $    1,622,806

Net (loss) income per share -
       basic and diluted                    $(0.02)         $0.25              $(0.09)           $0.28

Weighted average shares used in
computing net income (loss) per
share, basic and diluted                   5,806,128      5,806,128           5,806,128       5,806,128


                                                          IMMECOR CORPORATION
                                                       Statements of Cash Flows


                                                                       For the nine months
                                                                       ended September 30,
                                                                       2001                     2000
                                                                                    (unaudited)

Cash flows from operating activities:
     Net (loss) income                                                 $    (501,327)         1,622,806
       Adjustments to reconcile net (loss) income to net cash
          provided by (used in) operating activities:
          Depreciation and amortization                                        78,826            28,501
          Deferred income taxes                                               101,700             1,758
          Reserve for inventories                                              50,000                 -
          Changes in operating assets and liabilities:
          Accounts receivable                                               2,529,508       (1,746,874)
          Inventories                                                        (17,029)       (2,444,889)
          Prepaid and other assets                                            (3,175)            49,618
          Accounts payable                                                (2,601,438)            62,659
          Accrued liabilities                                               (906,345)         2,328,932
          Income taxes payable                                            (1,261,753)         1,100,781
           Net cash (used in) provided by operating activities            (2,531,033)         1,003,292

Cash flows from investing activities:
     Purchase of property and equipment                                      (51,121)          (48,391)
     Purchase of certificate of deposit                                             -         (300,000)
     Proceeds from notes receivable                                           104,061                 -
     Increase in notes receivable                                                   -         (178,067)
           Net cash provided by (used in) investing activities                 52,940         (526,458)

Cash flows from financing activities:
     Net borrowings (repayments) from line of credit                          176,725           132,749
     Borrowings from note payable                                             455,186                 -
     Repayments on note payable                                             (213,820)           (2,717)
           Net cash provided by financing activities                          418,091           130,032

           Net change in cash                                             (2,060,002)           606,866

Cash balance, beginning of period                                           2,077,040            57,788
Cash balance, end of period                                            $       17,038    $      664,654

Supplemental disclosure of cash flow information:
Cash paid during the period for:
     Interest                                                          $      221,428    $       59,345
     Income taxes                                                           1,611,661           285,788


                          IMMECOR CORPORATION
            NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Unaudited)


Note 1:  Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited interim financial statements included in this Form 10-QSB have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
The results of operations for any interim period are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

The unaudited financial statements presented herein as of and for the three and nine months ended September 30, 2001 and September 30, 2000 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods.
The financial data and other information disclosed in these notes to the financial statements related to these periods are unaudited. The balance sheet data at December 31, 2000 is derived from the audited financial statements included in the Companys Annual Report on Form 10-KSB for the year ended December 31, 2000.

Net Income (Loss) Per Share
Basic earnings (loss) per share amounts are computed using the weighted average number of common stock shares outstanding in each period. There are no potentially dilutive securities.

Reclassifications
During the quarter ended September 30, 2001, the Company has reclassified certain inventory write-downs of approximately $586,000 from other income and expenses to cost of sales. The adjustment was previously recorded during the quarter ended March 31, 2001. Such reclassifications have been presented for the nine months ended September 30, 2001.

Note 2:  Sales to One Major Customer

A material part of the Company's business is dependent upon sales to major customers, the loss of which would have a material adverse effect on the Company's financial position and results of operation and cash flows. One customer accounted for 87% and 93% of total sales for the three months ended September 30, 2001 and 2000, respectively. One customer accounted for 83% and 90% of total sales in the nine months ended September 30, 2001 and 2000, respectively. The Company is attempting to expand its customer base to lessen the effect of having one major customer.

Note 3: Inventories

Included in cost of sales for the nine months ended September 30, 2001 is approximately $586,000 of inventory write-downs related to obsolete, slow-moving or non-saleable inventory.

Note 4:  Line of Credit

The Company has a $1,500,000 line of credit, which expires December 20, 2001. Advances under the line of credit cannot exceed 80% of eligible accounts receivable and is collateralized by all accounts receivable, inventory and equipment. The line of credit is also personally guaranteed by the Company's majority stockholder. The available borrowing base on the line of credit as of September 30, 2001 was approximately $2,600.



Note 4:  Note Payable

On January 5, 2001, the Company entered into an uncollaterallized, zero interest bearing note agreement with a subcontractor for amounts payable for integration work performed during 2000. The note provides for bi-weekly payments of $30,000 until the contract is paid in full in January 2002.

Note 5:  Income Taxes

The effective income tax rates for the nine months ended September 30, 2001 and 2000 are based on the federal statutory income tax rate, increased for the effect of state income taxes, and decreased by the effect of nondeductible expenses and other temporary differences.

Note 6: Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board, (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. Adoption of SFAS No. 133 in 2001 did not have a material effect on the Companys results of operations or financial position.

In June 2001, the FASB issued SFAS No. 141, Business Combinations, which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The use of the pooling-of-interest method will be prohibited. Adoption of SFAS No.141 had no effect on the Companys results of operations or financial position.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS
No. 142. SFAS No. 142 will be effective for the Companys fiscal year beginning January 1, 2002. The Companys adoption of SFAS No. 142 is not expected to have a material effect on the Companys results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal Of Long-Lived Assets, which establishes one accounting model to be used for long-lived assets to be disposed of by sale, whether previously used or newly acquired. SFAS No. 144 also broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 will be effective for the Companys fiscal year beginning January 1, 2002. The
Companys adoption of SFAS No. 144 is not expected to have a material effect on the Companys results of operations or financial position.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS FOR THE Three and Nine Months ended September 30, 2001 and 2000

Net Sales

Net sales decreased by $5,132,551 or 69% from $7,394,521 for the three months ended September 30, 2000 to $2,261,970 for the three months ended
September 30, 2001 and net sales decreased by $12,172,546 or 62% from $19,680,581 for the nine months ended September 30, 2000 to $7,508,035 for the nine months ended September 30, 2001 respectively.

The decline in sales is primarily due to the lower demand for systems as a result of the general economic slowdown and weaker demand for technology related products. The strong economy and Y2K challenges in 2000 that allowed the Company to capture that growth, however is not indicative to the normal growth curve for the Company. The year 2001 revenues are in line with managements expectations and the Company's historical trends prior to 2000.

Gross Profit

Gross profits decreased from $3,693,051 for the three months ended September 30, 2000 to $869,539 for the three months ended September 30, 2001. As a percentage of net sales, gross profits decreased from 50% for the three months ended September 30, 2000 to 38% for the three months ended
September 30, 2001.

The decrease in gross profit as a percentage of net sales was primarily due to sales of lower margin products while the company develops new products and certain fixed costs being spread over lower revenues.

Gross profits decreased from $5,827,285 for the nine months ended September 30, 2000 to $1,868,139 for the nine months ended September 30, 2001. As a percentage of net sales, gross profits decreased from 30% for the nine months ended September 30, 2000 to 25% for the nine months ended for September 30, 2001.

The decrease in gross profit as a percentage of sales was primarily due to a discontinued inventory write-off of approximately $586,000 from canceled orders. The Company acknowledges that pricing pressures due to the competitive market, changes in sales volume, and changes in customer demand due to the slow economy, may adversely impact our gross profits in upcoming quarters.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $516,669 from $1,338,372 for the three months ended September 30, 2000 to $821,705 for the three months ended September 30, 2001. The decrease in expenses is primarily due to the staff reductions and the lower related accrual for bonuses, which is directly tied to sales.

Research and development expense for the three months ended September 30, 2001 and September 30, 2000 was approximately $178,000 and $108,000, respectively. The Company expenses all of research and development costs as they are incurred. The Company expects to continue to invest in system design, and other research and development initiatives. Research and development expenses consist of payroll and related expenses for certification, fabrication, and cost of materials for prototyping and testing units.

Selling, general and administrative expenses decreased $85,702 from $2,536,973 for the nine months ended September 30, 2000 to $2,451,271 for the nine months ended September 30, 2001. The decrease is primarily due to the staff reductions.

Income Taxes

Pre-tax losses resulted in an income tax benefit for the three months ended September 30, 2001 of $18,266 compared to an income tax expense for the three months ended September 30, 2000 of $890,453. Tax provisions and benefits are based upon managements estimate of the Companys expected annualized effective tax rates.

Liquidity and Capital Resources

On September 30, 2001 and 2000 the Company had net working capital of $1,896,608 and $2,244,371, respectively. The decrease in working capital from 2000 to 2001 was primarily due to lower accounts receivable as a result of lower sales for the nine months ended September 30, 2001 as compared to the prior period and increased borrowings on the line of credit.

The Company had net cash used in operating activities of $2,532,033 for the nine months ended September 30, 2001 compared to net cash provided by operating activities of $1,003,292 for the nine months ended September 30, 2000.
The $3,534,325 difference is primarily due to the net loss for the nine months ended September 30, 2001 and decreases in accounts payable and income taxes payable.

The Company had net cash provided by investing activities of $52,940 for the nine months ended September 30, 2001 compared to net cash used in investing activities of $526,458 for the nine months ended September 30, 2000. The $579,398 difference relates primarily to proceeds from notes receivable during the nine months ended September 30, 2001 and liquidation of short-term investments in fiscal 2000.

The Company had net cash provided by financing activities of $418,091 for the nine months ended September 30, 2001 compared to net cash provided by financing activities of $130,032 for the nine months ended September 30, 2000. The $288,059 difference relates primarily to an increase in borrowings on line of credit and note payable as a result of lower sales for the nine months ended September 30, 2001 as compared to the prior period.

At present, management believes that future cash flows from operations and its existing institutional financing will be sufficient to fund all of the Company's cash requirements for the remaining three months of 2001. There were no substantial commitments for purchase orders outside the normal purchase orders used to secure product as of September 30, 2001.

                                 PART II.
                            OTHER INFORMATION

Item 1.     Legal Proceedings
There were no legal proceedings pending against the Company during the period ending September 30, 2001.

Item 2.      Changes in Securities
There were no changes in rights of securities holders during the period ending September 30, 2001.

Item 3.     Defaults upon Senior Securities
There were no defaults upon senior securities during the period ending September 30, 2001.

Item 4.     Submission of Matters to a Vote of Security-Holders
There were no matters submitted to the vote of securities holders during the period ending September 30, 2001.

Item 5.     Other Information
There were no major contracts signed during the period ending September 30, 2001.

Item 6.     Exhibits and Reports on Form 8-K
A Form 8-K was filed to change accounting firms from Grant Thornton LLP to PricewaterhouseCoopers LLP for the period ending September 30, 2001.

                                                              SIGNATURES

In accordance with the requirements of the Securities and Exchange Commission the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        IMMECOR CORPRATION

Date:    October 31, 2001               By:   /s/  Wil. L. Lindgren

                                        _______________________
                                        Wil L. Lindgren
                                        Chief Financial Officer
                                        SS/Wil L. Lindgren

Date:    October 31, 2001               By:   /s/  Heinot H. Hintereder


                                        _______________________
                                        Heinot H. Hintereder
                                        President & Chief Executive Officer
                                        SS/Heinot H. Hintereder