Form 10KSB
period 2001-12-31
IMMECOR CORP
filed 2002-04-02
CIK 1039962

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes [X] No []

Check if there is no disclosure of delinquent filers contained in this form in response to item 405 of Regulation S-B, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State Issuer's revenues for its most recent fiscal year: $ 9,766,802.

         There is currently no public market for the company's Common Stock and such shares are not currently listed on any stock exchange as described in PART II, ITEM 5. Therefore, the Company is unable to estimate the aggregate market value of its common stock at this time.

         As of December 31, 2001, there were 5,806,128 shares of the issuer's Common Stock, without par value, outstanding.

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

FORWARD LOOKING STATEMENTS

         Immecor Corporation (the "Company" or "Immecor") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Form 10-KSB or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in the Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Such statements are based on current expectations and are subject to risk, uncertainties and changes in condition, significance, value and effect, including those discussed under the heading "Risk Factors" in Item 6, "Management's Discussion and Analysis or Plans Operations", Item 1, "Description of Business" and other filings by Immecor with the Securities and Exchange Commission. Risk factors that may affect the Company's results include, but are not limited to, the Company's dependence on a limited number of customers and key personnel, its ability to develop new product and service offerings, its possible need for additional financing and its dependence on certain industries. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those anticipated events. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of these assumptions could prove inaccurate, including, but not limited to, statements as to our future operating results and business plans. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.           DESCRIPTION OF BUSINESS

         Immecor Corporation's (the "Company" or "Immecor") primary business is to design, custom manufacture, and direct market high performance, real-time and video-on-demand image processing computer systems. The systems transform sensor-generated data into information for yield management and process monitoring systems for the semiconductor industry. These multi-computer systems are heterogeneous and scalable, allowing them to accommodate several different platforms and applications. Immecor's system architecture is specifically designed for each customer and are typically computation intensive and require high capacity not available on general purpose PC's or workstations. The primary markets for Immecor's products are original equipment manufacturers (OEM) in the wafer inspection, defense electronics and medical diagnostic imaging markets. These markets have computing needs which benefit from a unique custom-built system architecture that can be produced by Immecor. Currently, the Company's major customer is in the semiconductor industry.

         Immecor also direct markets a broad range of multi-brand microcomputer products, including hardware and peripherals, third-party software, networking, communication products and accessories through our in-house sales staff to business, government, educational, institutional and home office users. The Company offers popular brand name computer products from Adobe, Apple, Cisco, Compaq, Epson, Hewlett-Packard, IBM, Intel, Microsoft, NEC, Novell, Sony, Symantec, Toshiba and 3Com, among others.

     The Company directs its marketing efforts toward current and prospective customers with a direct focus on commercial accounts, including business, government, educational and institutional accounts. These customers have a high level of product knowledge and are most likely to purchase sophisticated systems and products on a repetitive basis through the Company's direct marketing channel. The Company markets to prospective customers through its direct sales staff and continues to generate repeat sales from existing customers while attracting sales from new customers. The Company enhances repeat purchases by offering value added services to its customers, including prototype development, custom cables, chassis design and production, systems integration, staging services, configuration control, and warranty support.

         Additionally, the Company plans to focus on developing and expanding its e-business initiatives. The Company's strategy is to implement its website as an extension of its direct marketing programs and provide a business model that would provide revenues from online sales.

MARKET OVERVIEW
         Primarily as a provider of custom industrial computers, subsystems, electronic products and also as a distributor of other third-party hardware and software products, the Company has chosen to focus on marketing to sectors that offer both sufficient opportunity and strong prospects for sustained growth. The Company's products directly address the need that has been expressed by leading companies relying on quality, reliability, rapid product development, flexible manufacturing, and solid engineering support. The Company benefits from a number of trends within this industry as described below.

         Reduced Development Time: As technology life cycles shorten, our OEM customers are pressed to deliver new generations of equipment to market even faster, allowing the Company to benefit from the industry trend to reduce development time of new products. Working under this growing time-to-market pressure, customer's place increasing value on a supplier that can consistently deliver new solutions on an aggressive development schedule. Providing leading edge engineering, the Company reduces the time-to-market for its products through two initiatives: concurrent engineering and design-ready platforms. Concurrent engineering creates a process allowing all functional disciplines to take part in a product's design from the very beginning. With design-ready platforms, the Company can modify standard platforms to meet specific customers' needs for a customized product, a fast fulfillment schedule and at an competitive price.

         Outsourcing: Many companies, and particularly those in the high technology sector, are identifying their core competencies and outsourcing as many of their own systems and subsystems production responsibilities to companies like Immecor to reduce expenses. The Company's outsourcing strategy provides maximum flexibility to respond to OEM customer requirements and schedule adjustments. At the same time, the Company may also outsource certain projects to overseas subcontractors to minimize its asset investment. By providing outsourcing services to electronic manufacturers, the Company is able to focus its manufacturing efforts on designing more reliable products, designing efficient methods of building its products, and providing reliable supply chain management.

         Vendor Base Reduction: Reducing and improving supply-chain management is a key strategy of many OEM companies today. Building better relationships in the supply chain to reduce the number of suppliers from whom they purchase, while driving down the individual unit production costs. The Company seeks to be the vendor of choice by meeting a variety of needs on a reliable basis.

         Repair and Inventory Logistics: The Company provides repair, inventory logistics, assembly, systems integration and supply chain management services for a variety of computer, software, and hardware products to OEM customers. These functions have traditionally been performed by our OEM customers but as companies focus their energies on core competencies, these types of services have been outsourced to companies like Immecor.

         Develop Collaborative Relationships: Through the development and expansion of collaborative relationships with its OEM customers, the Company attempts to satisfy their needs by offering a full range of value-added services, including design expertise, process development, control testing, inventory management, and rapid response to volume and design changes. These relationships also provide the Company with increased knowledge regarding the OEM customer's products, allowing the Company to stay on the forefront of developing the next product line for our OEM customers. The Company believes that it has the knowledge and technical staff to act as an extension of the customer's engineering organization in order to provide custom solutions. Immecor has partnered with its customers to understand and resolve the challenging problems encountered in applications as diverse as wafer inspection, network connectivity and lab diagnostics systems.

         Expand Complementary Businesses: The Company believes that providing a wide range of services affords the Company a competitive advantage to meet it's OEM customer's needs and, therefore, increases the likelihood that the Company will make continuing sales to its customers. Immecor's custom manufacturing approach is based on a highly integrated process that takes a product from concept through production. All products are required to meet specified standards of performance, quality, and reliability. Systems integration, concurrent engineering, materials resource planning (MRP) services, and Just-In-Time delivery are also integrated into manufacturing operations as part of the services provided by the Company.

STRATEGY
         Products and services: The Company's objective is to be a one-stop shop technology solution center for OEM customers who require sophisticated manufacturing and inventory solutions and who are likely to have substantial volume requirements. While continuing to concentrate on our established customer base, the definition of the Company's target markets will continue to focus on high growth sectors supporting the need for low to mid runs for custom manufactured technology products. To achieve its objective, the Company's strategy is to differentiate itself from its competition by providing prototype design services, faster time-to-market, superior product performance, quality, service and the low total cost of ownership. The Company believes that quality and responsiveness to the customer's needs are of critical importance in its efforts to compete successfully. The Company is actively involved in pursuing an ISO 9002 certification to reinforce its techniques and procedures to measure, monitor and improve performance. Through its commitment to customer service and quality, the Company believes it is able to provide superior value to its customers.

         Potential Acquisitions: In the normal course of its business, the Company seeks to identify potential acquisitions of businesses, products and technologies that could complement or expand the Company's business, customer base and sales. In the event the Company were to identify an appropriate acquisition candidate, there is no assurance that the Company would be able to successfully negotiate the terms of any such acquisition, finance such acquisition and integrate such acquired business, products or technologies into the Company's existing business and operations. Furthermore, the integration of an acquired business could cause a diversion of management time and resources. In addition, there can be no assurance that any acquisition of new technology will lead to the successful development of new products, or that any such new products, if developed, will achieve market acceptance or prove to be profitable. There can be no assurance that a given acquisition, when consummated, would not materially adversely affect the Company's business, financial condition or results of operations.

COMPETITION
         The industry in which the Company competes is highly competitive and characterized by increasing OEM customer demands for improved product performance, shorter manufacturing cycles and lower prices. Competition typically occurs at the design stage, where the customer evaluates alternative design approaches, including those from internal development organizations. A design win generally ensures a customer will purchase the product from Immecor until their next generation system is developed. The Company believes that its future ability to compete effectively will depend upon its ability to continue to improve product and process technologies and to develop new products. However, we may be at a competitive disadvantage as to price and innovation compared to manufacturers with lower cost structures and more research and development resources. In addition, there can be no assurance that competitive pressures will not result in price erosion, reduced margins, loss of market share or other factors, that could have a material adverse effect on the Company's business, financial condition and results of operations.

SALES AND MARKETING
         Our sales and marketing are integrated processes involving direct salespersons and project managers, as well as our senior executives. Our sales resources are directed at multiple management and staff levels within targeted OEM accounts and industry sectors. Historically, we have had substantial recurring sales from existing customers. For our reseller business, we receive unsolicited inquiries resulting from advertising and public relations activities, as well as referrals from current customers.

         The Company is dependent on a small number of customers for a large portion of its revenues. Approximately 99% of our net sales during fiscal 2001 were derived from customers that were also customers during the same period of fiscal 2000. One semiconductor customer and one medical diagnostic customer accounted for 92% and 6%, respectively, of the Company's net sales in fiscal 2001 and 85% and 1%, respectively, of the Company's net sales in fiscal 2000. Although we seek to diversify our customer base, a small number of customers currently are responsible for a significant portion of our net sales. In the second half of fiscal 2001, we recruited and trained additional sales staff with experience and contacts in our target OEM markets to diversify our customer base. The Company has developed and produced a sales culture that promotes active marketing.

INTELLECTUAL PROPERTY MATTERS
         The Company believes that its future success is primarily dependent upon the technical competence and creative skills of its personnel, rather than upon any patent or other proprietary rights. Although we do not believe that our trademark, product designs and manufacturing processes infringe on the intellectual property rights of third parties, we cannot assure that third parties will not assert infringement claims against us in the future. If such an assertion were to be made, it may become necessary or useful for us to enter into licensing arrangements or to resolve such an issue through litigation. However, we cannot assure that such license rights would be available to us on commercially acceptable terms or that any such litigation would be resolved favorably. Additionally, such litigation could be lengthy and costly and could materially harm our financial condition regardless of the outcome of such litigation.

RESEARCH AND DEVELOPMENT
         The Company maintains a research and development department, which is engaged in the modification and improvement of existing products and the development of new products. The Company believes that the timely introduction of new technology and products is an important component of its competitive strategy.

EMPLOYEES
         The Company presently employs approximately 30 full-time people. The Company has not, to date, experienced difficulty in attracting and retaining sufficient engineering and technical personnel and sales staff to meet its needs. The Company considers its relations with its employees to be satisfactory. The Company is largely dependent upon the skills and efforts of its senior executive management, as well as its technical employees. The Company maintains key-man life insurance on certain executives for which the loss of their services could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM      2.      DESCRIPTION OF PROPERTY

         The Company's corporate headquarters are located at 3636 North Laughlin Road, Building 150, in the Westwind Business Park, Santa Rosa, California, 95403-1027, where the Company maintains 15,837 square feet of office, showroom and assembly space. Santa Rosa is located approximately 50 miles north of San Francisco.

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

         In the semiconductor, computer and medical diagnostic industries, companies receive notices from time to time alleging infringement of patents, copyrights, or other intellectual property rights. While Immecor has not been notified of claims that it may be infringing patents, copyrights or other intellectual property rights owned by other third parties, any litigation could result in substantial costs and diversion of resources and could have a material adverse effect on Immecor's business, financial condition and results of operations. In the future, third parties may assert infringement claims against Immecor or its customers. In the event of an infringement claim, Immecor may be required to spend a significant amount of money to develop a non-infringing alternative or to obtain licenses. Immecor may not be successful in developing such an alternative or obtaining a license on reasonable terms, if at all. In addition, any such litigation could be lengthy and costly and could harm Immecor's financial condition.

ITEM     4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM     5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is currently no public market for the Company's outstanding shares of common stock. The Company's shares of common stock are currently not listed on any stock exchange.

         The stock transfer agent and registrar for the Company's shares of common stock is U.S. Stock Transfer Corporation located at 1745 Gardena Avenue, Glendale, California 91204-2991. Based on data obtained from our transfer agent, there were 96 stockholders of record of the Common Stock of the Company as of December 31, 2001.

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

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company's financial statements and the notes thereto included in Part II, Item 7 "Financial Statements" of this report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in forward looking statements as a result of certain factors, including but not limited to those discussed in "Risk Factors" and elsewhere in this annual report.

RESULTS OF OPERATIONS
FISCAL 2001 AS COMPARED TO FISCAL 2000

Net Revenues
         Net revenues of the Company for fiscal year ended December 31, 2001 ("fiscal 2001") decreased 68% to $9,766,802 from $30,223,306 for fiscal year ended December 31, 2000 ("fiscal 2000"). Sales decline in fiscal 2001 was due to a weak U.S. economy and a worldwide softening in demand for semiconductors, which lead to excess capacity and reduced demand for semiconductor manufacturing and other computer equipment. Fiscal 2000 revenues were higher due to a demand for capital equipment for the Y2K issue and B2B business ventures. In comparison to a more normalized growth year, the Company's revenues for fiscal year ended December 31, 1999 ("fiscal 1999") were $10,121,025, which was 3.6% higher than revenues posted in fiscal 2001.

Gross Profit
         Gross profit for fiscal 2001 decreased by 82% to $1,415,675 from $7,932,267. The decrease is due to a decline in net revenues and due to an increase in the inventory reserve by $438,300 in the fourth quarter of fiscal 2001 from the previous third quarter of $50,000. Gross profit as a percentage of net revenues decreased from 26% in fiscal 2000 to 15% in fiscal 2001. Gross profit as a percentage of net revenues, excluding inventory reserves, during the same periods decreased from 26% to 20%, which is a result of a selling matured products with lower margins while the Company developed new products and certain fixed costs being spent over lower revenues. The Company acknowledges that pricing pressures, lower demand and changes in sales volume due to the slow economy and in the semiconductor sector may continue to adversely impact our gross margins in upcoming quarters for the year ending December 31, 2002 ("fiscal 2002").

Sales and Marketing
         Sales and marketing expenses increased 27% to $139,973 in fiscal 2001 from $110,097 in fiscal 2000. The increase was primarily due to an increase in sales staff. The Company is making an effort to diversify its customer base by actively hiring sales staff and enforcing a sales culture.

Research and Development
         Research and development expenses increased to $523,083 in fiscal 2001 from $8,785 in fiscal 2000. The increase was primarily due to an increase in costs associated with developing new products for its semiconductor customers. Our future operating results will depend significantly on our ability to design and manufacture products and provide services that have a competitive advantage in our marketplace. To do this, the Company believes that continued investment in research and development must be made. The Company expenses all of research and development costs as incurred.

General and Administrative
         General and administrative expenses for fiscal 2001 decreased 49% to $1,857,712 from $3,623,086 in fiscal 2000. As a percentage of net revenues, general and administrative expenses increased to 19% for fiscal 2001 from 12% for fiscal 2000. This increase as a percentage of net revenues was primarily due to lower net revenues, offset by the Company's continuing efforts to reduce salaries, general operating costs and non-manufacturing related capital expenditures.

Interest Expense
         Interest expense increased by $138,818 or 152% from fiscal 2000 to fiscal 2001. Due to declining sales and increased research and development investments, the Company utilized its line of credit to finance its operations.

Income Taxes
         The Company reported an income tax provision (benefit) and effective income tax (benefit) rate of $1,742,457 and 42.2%, respectively, for fiscal 2000 and $(233,099) and (18)%, respectively, for fiscal 2001. In general, our effective income tax (benefit) rate differs from the federal statutory rate of 35% largely as a function of state income taxes (benefit) change in valuation allowance on deferred tax assets and other non-deductible expenses.

LIQUIDITY AND CAPITAL RESOURCES
         Working capital was $2,334,671 at December 31, 2000, as compared to $1,351,174 at December 31, 2001. Cash and cash equivalents and certificate of deposit decreased to $30,424 at December 31, 2001 from $2,077,040 at December 31, 2000.

         In February 2000, the Company entered into a line of credit agreement with Deutsche Financial Services. The agreement allows the Company to borrow an amount limited to a percentage of its borrowing base (eligible accounts receivables), as defined, up to a maximum of $1,500,000. As of December 31, 2000 and 2001, the Company's borrowing base was approximately $210,000 and $351,000, respectively. At December 31 2001, there was approximately $30,000 of available borrowing capacity under the line of credit and the outstanding borrowings bear interest at 10.00%. The line is collateralized by accounts receivables, inventory, property and equipment and is personally guaranteed by a stockholder.

         In fiscal 2001, the Company had net cash used in operating activities of $(2,233,817) compared to net cash provided by operating activities of $2,944,177 in fiscal 2000. The net decrease related primarily to a net loss and reductions in accounts payable, income taxes payable, accrued bonuses and other liabilities in fiscal 2001.

         The Company had net cash provided by investing activities of $631,065 for fiscal 2001 compared to net cash used of $(1,180,668) in fiscal 2000. The difference of $1,811,733 primarily relates to lower equipment purchases, redemption of certificate of deposits and proceeds from notes receivable in fiscal 2001.

         The Company had net cash provided by financing activities of $167,455 for fiscal 2001 compared to net cash used of $(355,576) in 2000. The difference of $523,032 primarily relates to increased line of credit usage and borrowings from a stockholder offset by other debt repayments in fiscal 2001.

         Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties in the semiconductor equipment and medical diagnostic equipment industries. Our significant customer concentration also poses additional liquidity risks if we lose our major customer, who accounted for 85% and 92% of the Company's net sales in fiscal 2000 and 2001, respectively. The Company's management has initiated an aggressive cost-reduction program during the first quarter of fiscal 2002 to reduce all non-R&D and non-essential marketing expenditures. Additionally, the Company also placed tight controls for new inventory purchases as management plans to aggressively market, and in some instances discount, select inventory items and products to improve turnover. More importantly, the Company also believes that based revised forecasts from its major customers, it will be able to sell its newly developed products at higher gross profit margins beginning sometime in the second or third quarter of fiscal 2002.

         There can be no assurance that the Company will be successful in reducing costs or expanding its line of credit, or that any credit increase will be on terms favorable to the Company. There can also be no assurance that the Company's major customers will continue to purchase from Immecor or fulfill the purchase projections provided to Immecor. In the event that the Company is unable to expand its line of credit, obtain other debt or equity financing, execute its cost reduction program, improve its inventory turnover or generate additional revenues from new products and/or new customers, the Company's business, financial condition and results of operations could be materially and adversely affected. As a result, the Company may not be able to generate sufficient cash from operations, together with its existing cash balances and expected income tax refund, to satisfy its liquidity requirements for the next twelve months.

Risk Factors
         Our operating results have varied widely in the past, and our future operating results will continue to be subject to quarterly variations based upon a variety of factors including those listed in this section and throughout this Annual Report on Form 10-KSB. In addition, future operating results may not follow any past trends. We believe the factors that make our results fluctuate and difficult to predict include:
o The cyclical nature of the semiconductor and medial diagnostic industries;
o        The reduction in the price and profitability of our products;
o        Our timing of new product introductions;
o        Our ability to development and implement new technologies;
o        The change in customers' schedules for fulfillment of orders;
o        The cancellation of contracts or purchase orders by major customers;
o Competitors with substantially greater financial, engineering and manufacturing resources;
o        The shortage of qualified workers; and
o Our ability to manage our manufacturing requirements and cost structure.

         As a result of these or other risk factors, we could fail to achieve our expectations as to future revenues, gross profit, income and cash flows from operations.

Recent Accounting Pronouncements
         In June 1998, the Financial Accounting Standards Board, (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. Adoption of SFAS No. 133 in 2001 did not have a material effect on the Company's results of operations or financial position.

         In June 2001, the FASB issued SFAS No. 141, Business Combinations, which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The use of the pooling-of-interest method will be prohibited. Adoption of SFAS No. 141 had no effect on the Company's results of operations or financial position.

         In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142. SFAS No. 142 will be effective for the Company's fiscal year beginning January 1, 2002. The Company's adoption of SFAS No. 142 is not expected to have a material effect on the Company's results of operations or financial position.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal Of Long-Lived Assets, which establishes one accounting model to be used for long-lived assets to be disposed of by sale, whether previously used or newly acquired. SFAS No. 144 also broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 will be effective for the Company's fiscal year beginning January 1, 2002. The Company's adoption of SFAS No. 144 is not expected to have a material effect on the Company's results of operations or financial position.

ITEM     7.       FINANCIAL STATEMENTS

The following Financial Statements are filed as part of this report:

Balance Sheets at December 31, 2000 and 2001                                F-1

Statements of Operations for the years ended
December 31, 2000 and 2001                                                  F-2

Statements of Stockholders' Equity for the years ended
December 31, 2000 and 2001                                                  F-3

Statements of Cash Flows for the years ended
December 31, 2000 and 2001                                                  F-4

Notes to Financial Statements                                               F-5

Report of Independent Accountants - PricewaterhouseCoopers LLP             F-11

Report of Independent Certified Public Accountants -
Grant Thornton, LLP                                                        F-12

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         An 8-K was filed with the SEC on August 17, 2001, to change the Company's independent accountant from Grant Thornton LLP to PricewaterhouseCoopers LLP. There were no disagreements with accountants on accounting and financial disclosure.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names of all directors and officers of the Company and the position held by them:

         Name                         Position

         Heinot H. Hintereder         President & CEO, Director

         Jason C. Lai                 Executive Vice President, Director

         Nhon K. Tran                 Vice President, Chief Operations Officer,
                                      Director

         William L. Lindgren          Chief Financial Officer, Director,
                                      Secretary

         Dr. Rodney Tognetti          Director

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

         William L. Lindgren is Chief Financial Officer since May of 2000. Mr. Lindgren has 15 years experience in cash management, commercial lending, securities sales and insurance planning. Before joining the Company, Mr. Lindgren served as regional executive with the business banking division for Bay View Bank. Mr. Lindgren holds an AA degree in Accounting and a BS degree in Business Management.

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

                  The Company's Summary Compensation Table is set forth below. As in previous years, the Company had no Option/SAR Grants, Aggregated Option/SAR Grants Exercises or Fiscal Year End Option/SAR's for the years ended December 31, 2000 and 2001, nor were there any long-term incentive plan awards, or stock options or stock appreciation rights. The Company's compensation to non-employee directors consists of a fee of $250 per meeting of the Board of Directors.


                           SUMMARY COMPENSATION TABLE

Name and                                          Compensation        Compensation         All other
Principal Position                       Years          Paid           Deferred (1)      Compensation

Heinot H. Hintereder                    1999        $  139,000                None             None
President &                             2000        $  184,000           $ 385,996        $   8,450
Chief Executive Officer                 2001        $  192,319           $  37,306        $  24,417

Jason C. Lai                            1999        $  199,873           $  93,388             None
Executive Vice President                2000        $  184,000           $ 387,467        $   8,450
                                        2001        $  186,691                None        $  24,417

Nhon K. Tran                            1999        $  121,582           $  15,000             None
Vice President &                        2000        $  199,000           $ 387,467        $   8,450
Chief Technical Officer                 2001        $  136,744           $  50,000        $  24,417


William L. Lindgren                     1999        $   32,413           $   3,487             None
Chief Financial Officer                 2000        $   85,992           $   5,782        $   3,000
                                        2001        $   98,830                None             None

Note 1: All deferred compensation was accrued in the financial statements of the corresponding year.

EMPLOYMENT AGREEMENTS
         Between November, 2001 to December 2001, the Company entered into employment agreements with 1) Travis Williams ("Williams"), a Sales Representative; 2) Brian Hou ("Hou"), a Sales Representative; and 3) Trent Pierson ("Pierson"), a Sales Representative. The agreements are for a one year term. The Company may terminate agreements with Williams, Hou, or Pierson for cause at any time and Williams, Hou or Pierson may terminate the agreement at any time by giving written notice to the Company. For a period of one year after its expiration or its termination by the Company for cause, the agreements prohibit Williams, Hou or Pierson from selling any products then being marketed by the Company to its customer base or release any trade information. This provision may not be enforceable in whole or in part, subject to California court determination

INDEMNIFICATION AGREEMENTS
                  The Company has entered into or will enter into an indemnification agreement with its directors and executive officers. Each indemnification agreement provides or will provide that the Company will indemnify such person against certain liabilities (including settlements) and legal action, proceeding or investigation (other than actions brought by or in the name of the Company) to which he or she is, or is threatened to be, made a party by reason of his or her status as a director, officer or agent of the Company, provided that such director, executive officer or agent acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interest of the Company and, with respect to any criminal proceedings, had no reasonable cause to believe his or her conduct was unlawful. With respect to any action brought by or in the right of the Company, a director, executive officer or agent will also be indemnified, to the extent not prohibited by applicable law, against expenses and amounts paid in settlement, and certain liabilities if so determined by a court of competent jurisdiction, actually and reasonably incurred by him or her in connection with such action if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interest of the Company. Insofar as indemnification for liabilities arising under the federal securities laws may be permitted, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy and is, therefore, unenforceable.

ITEM    11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                   The following table sets forth as of December 31, 2001 the number of shares of Common Stock owned of record or beneficially owned by each of the Company's officers, directors, and stockholders owning at least 5% of the Company's issued and outstanding shares of Common Stock, by all of the Company's officers and directors as a group, and the percentage of the total outstanding shares represented by such shares.



Name and Address                        Shares Beneficially        Approximate
Beneficial Owner                        Owned                      Percent of Class

Mr. Jason C. Lai                          977,500                  16.8
5625 Mireille Drive
San Jose, CA 95118

Heinot H. Hintereder                    2,626,900                  45.2
131 Keppel Way
Cotati, CA 94931

Nhon K. Tran                            1,090,000                  18.7
7235 Cadiz Court
Rohnert Park, CA 94928

Dr. Rodney Tognetti                       145,500                   2.5
4132 Susan Lane
Penngrove, CA 94951

All officers and directors as a group   4,839,900                  83.4


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

         Based solely on oral or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, with respect to fiscal 2001, its executive officers, directors and greater than 10% beneficial owners complied with all such filing requirements.

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

B. An 8-K was filed with the SEC on August 17, 2001 to change independent accountants.

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

                                         IMMECOR CORPORATION

Date:    March 18, 2001                  By:   /s/  Heinot H. Hintereder

                                         -----------------------
                                         Heinot H. Hintereder
                                         President and Chief Executive Officer

Date:    March 18, 2001                  By:   /s/ William L. Lindgren

                                         ----------------------
                                         Wil Lindgren
                                         Chief Financial Officer

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

/s/ Jason C. Lai, Director                                    March 18, 2001

/s/ Nhon K. Tran, Director                                    March 18, 2001

/s/ William L. Lindgren, Director                             March 18, 2001

/s/ Dr. Rodney Tognetti, Director                             March 18, 2001

                               IMMECOR CORPORATION
                                 BALANCE SHEETS

                                     ASSETS


                                                                                             DECEMBER 31

                                                                                       2000                2001
                                                                                       ----                ----

ASSETS
    Cash                                                                     $      1,465,721      $        30,424
    Certificate of Deposit                                                            611,319                    -
    Accounts receivables, net of allowance for
    doubtful amounts of $22,000 and $22,000                                         2,891,113              430,624
    Inventories, net of inventory reserve of $0 and $488,300                        2,785,692            1,833,132
    Note receivable - current                                                          90,300               48,127
    Prepaid assets                                                                    163,858               27,101
    Income taxes recoverable                                                                -              380,297
    Deferred income taxes                                                             167,200                    -
                                                                             ----------------      ---------------

       Total current assets                                                         8,175,203            2,749,705
                                                                             ----------------      ---------------

    Property and equipment, net                                                       443,045              404,613
    Notes receivable                                                                  108,607               50,369
                                                                             ----------------      ---------------

       Total Assets                                                          $      8,726,855      $     3,204,687
                                                                             ================      ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Line of credit                                                           $              -      $       179,478
    Notes payable - current                                                            97,209               85,186
    Accounts payable                                                                2,848,247              911,666
    Accrued bonuses                                                                 1,152,280              166,073
    Accrued liabilities                                                                32,341               56,128
    Income taxes payable                                                            1,710,455                    -
                                                                                --------------     ---------------

       Total current liabilities                                             $      5,840,532      $     1,398,531

    Deferred income taxes                                                              19,800                    -

       Total liabilities                                                     $      5,860,332      $     1,398,531
                                                                             ================      ===============

Commitments (Note 7).

Stockholders' equity:
    Common stock, no par value, 50,000,000 shares authorized:
    5,806,128 shares issued and outstanding                                           288,855              288,855
    Retained earnings                                                               2,577,668            1,517,301
                                                                             ----------------      ---------------

       Total shareholders' equity                                                   2,866,523            1,806,156
                                                                             ----------------      ---------------

       Total liabilities and shareholders' equity                            $      8,726,855      $     3,204,687
                                                                             ================      ===============


                               IMMECOR CORPORATION
                            STATEMENTS OF OPERATIONS


                                                                                         Years Ended December 31,

                                                                                         2000                 2001

Net sales                                                                    $     30,223,306      $     9,766,802
Cost of sales                                                                      22,291,039            8,351,127

       Gross profit                                                                 7,932,267            1,415,675

Operating Expenses
    Sales and marketing                                                               110,097              139,973
    Research and development                                                            8,785              523,083
    General and administrative                                                      3,623,086            1,857,712
                                                                             ----------------      ---------------

       Operating (loss) income                                                      4,190,299          (1,105,093)

Other income (expense):
     Other income                                                                       2,280               13,494
     Interest income                                                                   23,073               28,539
     Interest expense                                                                (91,588)            (230,406)
                                                                             ----------------      ---------------

       Income (loss) before income taxes                                            4,124,664          (1,293,466)

Income taxes provision (benefit)                                                    1,742,457            (233,099)

       NET (LOSS) INCOME                                                     $      2,382,207      $   (1,060,367)
                                                                             ================      ===============

Net (loss) income per share - basic and diluted                             $             .41      $        (0.18)
                                                                            =================      ===============

Weighted average shares outstanding - basic and diluted                     5,806,128              5,806,128


                               IMMECOR CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                      Total
                                            Common                   Retained         Stockholders'
                                    -----------------------
                                    Shares           Amount          Earnings         Equity

     Balance, December 31, 1999    5,806,128       $   288,855       $    195,461     $   484,316

     Net income                            -                 -          2,382,207       2,382,207
                                   ---------          --------  -----------------       -------------


     Balance, December 31, 2000    5,806,128           288,855          2,577,668       2,866,523


     Net loss                            -                   -         (1,060,367)     (1,060,367)
                                  --------            --------         -----------     -----------

     Balance - December 31, 1999   5,806,128      $    288,855      $   1,517,301   $   1,806,156
                                   =========      ============      =============   =============


                              IMMECOR CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                       Years Ended December 31,

                                                                                       2000                2001
Cash flows from operating activities:
    Net income (loss)                                                        $      2,382,207      $   (1,060,367)
     Adjustments to reconcile net (loss) income to net
     cash used in operating activities:
     Depreciation                                                                      52,998              119,097
     Deferred income taxes                                                          (150,255)              147,400
     Reserve for inventories                                                                -              488,300
     Cash effect of changes in operating assets and liabilities:
       Accounts receivable                                                        (1,901,141)            2,460,489
       Income taxes recoverable                                                             -            (380,297)
       Inventories                                                                (1,626,054)              464,260
       Prepaid expenses                                                             (104,382)              136,757
       Accounts payable                                                             1,467,553          (1,936,581)
       Accrued bonuses and liabilities                                              1,112,796            (962,420)
       Income taxes payable                                                         1,710,455          (1,710,455)
                                                                             ----------------      ---------------

            Net cash provided by (used in) operating activities                     2,944,177          (2,233,817)

Cash flows from investing activities:
     Acquisition of property and equipment                                          (370,442)             (80,666)
     Purchase of certificate of deposit                                             (611,319)                    -
     Redemption of certificate of deposit                                                   -              611,319
     Issuance of note receivable                                                    (198,907)              (8,000)
     Proceeds from notes receivable                                                         -              108,412
                                                                                      -------              -------
       Net cash (used in) provided by investing activities                        (1,180,668)              631,065
                                                                                  -----------              -------

Cash flows from financing activities:
     (Repayments on) proceeds from line of credit, net                              (350,890)              179,478
     Proceeds from note payable                                                             -               50,000
     Repayments on notes payable                                                      (4,686)             (62,023)
                                                                                      -------             --------

       Net cash provided by (used in) financing activities                          (355,576)              167,455
                                                                                    ---------              -------

       Net increase (decrease) in cash and cash equivalents                         1,407,933          (1,435,297)

Cash and cash equivalents - beginning of year                                          57,788            1,465,721
                                                                             ----------------      ---------------

Cash and cash equivalents - end of year                                      $      1,465,721      $        30,424
                                                                             ================      ===============

Supplemental disclosure of cash flow information: Cash paid during the year for:
       Interest                                                              $         91,558      $       230,406
                                                                             ================      ===============

       Income taxes                                                          $        225,800      $     1,710,455
                                                                             ================      ===============



                               IMMECOR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 2001

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
         The Company designs, assembles and markets high-performance computer systems and components used for real-time and video-on-demand yield management and process monitoring in the semiconductor industry. The Company's computer systems are utilized in imaging-based semiconductor patterned wafer inspection, reticle inspection, and in the measurement of overlay, registration and line width. The necessary components are purchased from domestic and foreign manufacturers and distributors. The Company operates exclusively in the customized computer system segment. The Company markets its finished products through its own sales force, primarily in the United States of America.

Liquidity
         The Company finances its operations primarily with cash flows generated from operations and borrowings under its bank line of credit. The Company's current liquidity requirements relate primarily to inventory procurement, facilities cost, payroll, research and development and other fixed operating expenses. For the year ended December 31, 2001, the Company experienced declining sales and incurred net losses and operating cash outflow. The Company's financial condition is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties in the semiconductor equipment industry. In addition, the loss of the Company's major customer (Major Customer) could result in significant liquidity risk.

         The Company's management has initiated an aggressive cost-reduction program during the first quarter of fiscal 2002. Additionally, the Company also placed controls for new inventory purchases as management plans to aggressively market, and in some instances discount, select products to improve turnover. The Company also believes that, based on revised forecasts from the Major Customer, it will be able to sell its newly developed products at higher gross margins beginning sometime in the second or third quarter of fiscal 2002. Therefore, the Company believes that based on expected cash flow to be generated from operations, together with its existing cash balances and expected income tax refund, sufficient resources will be available to maintain its planned level of operations.

         There can be no assurance, however, that the Company will be successful in reducing costs or expanding its line of credit, or that any credit increase will be on terms favorable to the Company. There can also be no assurance that the Company's major customers will continue to purchase from the Company or fulfill the purchase projections provided to the Company. In the event that the Company is unable to expand its line of credit, obtain other debt or equity financing, execute its cost reduction program, improve its inventory turnover or generate additional revenues from new products and/or new customers, the Company's business, financial condition and results of operations could be materially and adversely affected.

Use of estimates
         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash equivalents
         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Certain risks and concentrations
         Financial instruments that potentially subject the Company to concentration risk are primarily cash and accounts receivable. At times, cash deposits may be in excess of Federal Deposit Insurance Corporation limits. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral. The Company maintains allowances for potential credit losses on customer accounts receivable, when deemed necessary, and such losses have been within management's expectations.

         The Company's products include components that are subject to rapid technological change. Significant technological change could adversely affect the Company's operating results and subject the Company to returns of product and inventory losses. While the Company has ongoing programs to minimize the adverse effect of such changes and consider technological change in estimating its allowances, such estimates could change in the future.

Inventories
         Inventories are stated at the lower of cost or market with cost determined on the first-in, first-out method. The Company reviews the levels of its inventories in light of current and forecasted demands to identify and provide reserves for obsolete, slow-moving and non-saleable inventory. During the years ended December 31, 2000 and 2001, the Company recorded valuation adjustments of approximately $0 and $488,000, respectively, in cost of sales on the accompanying statements of operations to reduce inventoried costs to net realizable value.

Property and equipment
         Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to ten years. Amortization of leasehold improvements is also computed using the straight-line basis method over the shorter of the lease term or the estimated useful lives of the improvements. Expenditures for repairs and maintenance are charged to expense as incurred. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is recognized in the statement of operations.

         Long-lived assets to be held and used in operations are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company believes that no impairment exists for long-lived assets at December 31, 2001.

Revenue recognition
         Revenue is recognized when products are shipped and title passes to the customer, and is recorded net of returns, discounts and allowances.

Income taxes
         The Company uses the liability method in accounting for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that some or all of a deferred tax asset may not to be realized. Income tax benefit (provision) is comprised of the taxes receivable (payable) for the period and the net change during the period in deferred tax assets and liabilities.

Research and development
         Research and development costs are expensed when incurred.

Advertising costs
         The Company expenses costs of advertising as incurred, which were approximately $19,000 and $2,000 for the years ended December 31, 2000 and 2001, respectively.

Basic and diluted net loss per share
         Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. The Company has no potentially dilutive securities.

                               IMMECOR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 2001

Fair value of financial instruments
         The fair value of cash and cash equivalents, line of credit and notes payable approximates carrying value due to the short-term nature of such instruments. The fair value of long-term notes receivable approximates carrying value based on terms available for similar instruments. The Company does not hold any derivative financial instruments.

Recent accounting pronouncements
         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. Adoption of SFAS No. 133 in 2001 did not have a material effect on the Company's results of operations or financial position.

         In June 2001, the FASB issued SFAS No. 141, Business Combinations, which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The use of the pooling-of-interest method will be prohibited. Adoption of SFAS No. 141 had no effect on the Company's results of operations or financial position.

         In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142. SFAS No. 142 will be effective for the Company's fiscal year beginning January 1, 2002. The Company's adoption of SFAS No. 142 is not expected to have a material effect on the Company's results of operations or financial position.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal Of Long-Lived Assets, which establishes one accounting model to be used for long-lived assets to be disposed of by sale, whether previously used or newly acquired. SFAS No. 144 will be effective for the Company's fiscal year beginning January 1, 2002. The Company's adoption of SFAS No. 144 is not expected to have a material impact on the Company's results of operations or financial position.

Reclassifications
         Certain prior year amounts have been reclassified to conform to the 2001 presentation with no effect on net income or retained earnings as previously reported.

NOTE 2 -  INVENTORIES

Inventories consist of the following as of December 31:
                                      2000                2001

Component parts             $      1,894,270      $     2,103,109
Finished systems                     891,422              218,323
Less inventory reserve                     -             (488,300)
                             ----------------      ---------------
                            $      2,785,692      $     1,833,132
                            ================      ===============

                               IMMECOR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 2001

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31:
                                          2000                2001

Equipment and furniture        $        325,136      $       374,743
Vehicles                                209,889              209,889
Leasehold improvements                   30,067               53,925
                                         ------               ------
                                        565,092              638,557
Less accumulated depreciation          (122,047)            (233,944)
                                ----------------      ---------------

                               $        443,045      $       404,613
                               ================      ===============

NOTE 4 - NOTES RECEIVABLE

Note receivable consists of the following as of December 31:

                                                                        2000                2001
Notes receivable, no collateral with interest ranging
from 11.5% to 12.5% maturing through January 2006.               $     13,375         $    69,955

Notes receivable from employees, no collateral and
non-interest bearing due on demand.                                   185,532              28,541
                                                                 -------------        -----------
                                                                      198,907              98,496
              Less current portion                                     90,300              48,127
                                                                 --------------       ------------


                                                                 $     108,607        $    50,369
                                                                ================      ============


NOTE 5 - LINE OF CREDIT

The Company has a $1,500,000 line of credit with Deutsche Financial Services at an interest rate of 10% as of December 31, 2001 and is collateralized by the Company's accounts receivable, inventory and property and equipment. The available balance under the line of credit is subject to certain borrowing base limitations related to the Company's eligible accounts receivable balances.
At December 31, 2001, there was approximately $30,000 of available borrowing capacity on the line of credit. Under the line of credit agreement, the Company must comply with certain financial covenants, including a maximum debt to equity ratio. The line of credit is also personally guaranteed by one of the Company's stockholders.

NOTE 6 - NOTES PAYABLE

Notes payable consists of the following as of December 31;

                                                                       2000                 2001

         Note payable, collateralized by vehicle with
         interest at 10.5%, repaid in September 2001          $        3,820            $         -

         Note payable, no collateral and non-interest
         bearing due on demand                                        93,389                 35,186

         Note payable to stockholder employee, no
         Collateral and non-interest bearing due on demand                 -                 50,000
                                                              -----------------         -----------
                                                              $       97,209            $    85,186
                                                              =================         ===========

NOTE 7 - COMMITMENTS

         The Company leases its headquarters in Santa Rosa, California, and it's sales office in Santa Clara, California, under noncancelable operating lease agreements, which expire in January 2006 and April 2002, respectively. The Company is also obligated to pay its pro-rata share of utilities for these facilities. Rent expense was approximately $155,000 and $248,000 for the years ended December 31, 2000 and 2001, respectively.

         Minimum future rental payments under the operating lease agreements as of December 31, 2001, are approximately as follows:

For the year ending
    December 31,

2002                                                  $    281,000
2003                                                       264,000
2004                                                       264,000
2005                                                       264,000
                                                           -------
                                                      $  1,073,000

NOTE 8 - SALES TO MAJOR CUSTOMERS

         A substantial portion of the Company's business is dependent upon sales to the Major Customer in one industry, the loss of which would have a material adverse effect on the Company's financial position and results of operation. The Major Customer accounted for approximately 85% and 92% of total sales for the years ended December 31, 2000 and 2001, respectively. The Major Customer also comprised approximately 80% and 87% of total accounts receivable as of December 31, 2000 and 2001, respectively. The Company is actively attempting to expand its customer base to lessen the effect of this concentration risk by recruiting and training new sales staff to increase sales in other markets and to add new customers.

                               IMMECOR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 2001

NOTE 9 - INCOME TAXES

         The provision (benefit) for income taxes consists of the following for the years ended December 31:

                                                 2000                  2001
Current:
Federal                                $      1,511,212      $     (381,299)
State                                           381,500                  800
                                       ----------------      ---------------
                                              1,742,457             (380,499)
                                       ----------------      ----------------
Deferred:
Federal                                       (121,635)               149,000
State                                          (28,620)                (1,600)
                                               --------                -------
                                              (150,225)                147,400
                                        ----------------       ---------------
                                       $      1,742,457      $        (233,099)
                                       ================        ===============

A reconciliation of the statutory federal income tax rate with the Company's effective tax rate for the years ended December 31, is approximately as follows:

                                                    2000                2001

Federal statutory rate                              34.0%              (34.0)%
State income taxes, net of federal benefit           5.9                    -
Nondeductible cost                                   0.3                  3.8
Valuation allowance                                  0.0                 13.8
Adjustment to estimated income tax accrual           0.0                 (1.6)
Other, net                                           2.0                    -
                                                -------------      -------------
                                                    42.2%               (18.0)%

Significant components of the Company's deferred income taxes (liabilities) consist approximately of the following at December 31:


                                              2000                2001
Deferred Tax Liability
Depreciation and amortization          $         19,800      $      (14,700)
Bad debts reserve                                 9,425                8,500
Inventory reserves                                    -              206,300
Warranty reserves                                     -               21,100
State net operating loss carryforwards          157,775               25,000
                                                -------               ------
                                                147,400              246,200
Less valuation allowance                              -             (246,200)
                                            ------------      ---------------
                                       $        147,400      $             -
                                       ================      ===============

         Realization of the deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. A full valuation allowance has been established for the deferred tax assets because of the uncertainty that such deferred tax assets will be recognized. The change in the valuation allowance was a net increase of approximately $0 and $233,000 for the years ended December 31, 2000 and 2001, respectively. At December 31, 2001, net operating loss (NOL) carryforwards were approximately $360,000 for state tax purposes and expire in 2026.

                               IMMECOR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2000 and 2001

NOTE 10 - DEFINED CONTRIBUTION PLAN

The Company adopted a 401k Plan in January 2001 covering all eligible employees after 90 days pf employment with the Company. Eligible employees may contribute up to 15% of their compensation to the 401k Plan, subject to statutory limitations. The Company's Board of Directors may contribute a discretionary amount up to 6% of the employee's eligible compensation. The Company did not make any contributions for the year ended December 31, 2001.

                        Report of Independent Accountants



To the Board of Directors and Stockholders
Immecor Corporation:


In our opinion, the accompanying balance sheet and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Immecor Corporation at December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company at December 31, 2000, and for the year then ended were audited by other independent accountants whose report dated March 9, 2001, expressed an unqualified opinion on those statements.


/s/ PricewaterhouseCoopers LLP


San Francisco, California
March 15, 2002

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
Immecor Corporation


We have audited the accompanying balance sheet of Immecor Corporation (a California corporation) as of December 31, 2000, and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Immecor Corporation as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton, LLP


San Francisco, California
March 9, 2001