Form 10QSB
period 2002-03-31
IMMECOR CORP
filed 2002-05-15
CIK 1039962

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly
                  period ended March 31, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,806,128 shares of common stock as of March 31, 2002.

          Transitional Small Business Disclosure Format Yes [ ] No [X]

                               IMMECOR CORPORATION

                                      INDEX
                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

 Item 1. Balance sheets at March 31, 2002 (unaudited) and December 31, 2001 Statements of operations (unaudited) for the three months ended March 31, 2001 and 2002 Statements of cash flows (unaudited) for the three months ended March 31, 2001 and 2002 Notes to condensed financial statements (unaudited)

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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


                           FORWARD LOOKING STATEMENTS

Immecor Corporation (the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Form 10-QSB or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in the Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that may affect the Company's results include, but are not limited to, the Company's limited history of profitability, its dependence on a limited number of customers and key personnel, its possible need for additional financing and its dependence on certain industries. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's filings with the Securities and Exchange Commission. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those anticipated events. Although we believe that the assumptions underlying the forward-looking statements are reasonable,any of these assumptions could prove inaccurate, including, but not limited to, statements as to our future operating results and business plans. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                                          IMMECOR CORPORATION
                                                                  Balance Sheets

                                                                          ASSETS

                                                                     March 31,            December 31,
                                                                     2002                 2001
                                                                    (unaudited)
Current assets:
Cash                                                               $       20,578    $        30,424
Accounts receivable, net of allowance for doubtful
accounts of $22,000 and $22,000                                           426,611            430,624
Inventories, net of inventory reserve of $439,830 and $488,300          1,490,669          1,833,132
Notes receivable - current                                                 26,330             48,127
Prepaid expenses                                                           41,857             27,101
Income taxes recoverable                                                  359,727            380,297
     Total current assets                                               2,365,772          2,749,705

Equipment and improvements, net                                           374,563            404,613
Notes receivable                                                           73,541             50,369

     Total assets                                                  $    2,813,876    $     3,204,687

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Line of credit                                                     $      282,530    $       179,478
Note payable                                                               70,186             85,186
Accounts payable                                                          223,115            911,666
Accrued bonuses                                                           166,073            166,073
Accrued liabilities                                                       206,346             56,128
     Total current liabilities                                            948,250          1,398,531

Stockholders' equity:
Common stock, no par value, 50,000,000 shares authorized;
5,806,128 shares issued and outstanding                            $      288,855    $       288,855
Retained earnings                                                       1,576,771          1,517,301

     Total stockholders' equity                                         1,865,626          1,806,156

     Total liabilities and stockholders' equity                    $    2,813,876    $     3,204,687


                               IMMECOR CORPORATION
                            Statements of Operations


                                          For the three months
                                             ended March 31,
                                       2002                    2001
                                                (unaudited)

Net sales                              $   1,777,548   $  2,873,554
Cost of sales                                992,317      1,941,638

     Gross profit                            785,231        931,916

Operating expenses:
     Sales and marketing                      63,599         41,148
     Research and development                 38,070        112,364
     General and administrative              593,246        644,974

     Operating income                         90,316        133,430

Other income (expense):
     Other income                                188         12,050
     Interest income                           2,359          3,561
     Interest expense                       (12,823)       (31,423)

Income before income taxes                    80,040        117,618

Income tax provision (benefit)                20,570        (94,250)

     Net income                        $      59,470    $   211,868

Net income per share -
       basic and diluted                      $0.01           $0.04

Weighted average shares
outstanding - basic and diluted      5,806,128              5,806,128


                               IMMECOR CORPORATION
                            Statements of Cash Flows

                                                                           For the three months
                                                                                  ended March 31,
                                                                          2002                     2001
                                                                                    (unaudited)

Cash flows from operating activities:
     Net income                                                        $       59,470           211,868
       Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
          Depreciation and amortization                                        30,050            28,794
          Deferred income taxes                                                     -            51,600
          Reserve for inventories                                              48,470                 -
          Cash effect of changes in operating assets and liabilities:
          Accounts receivable                                                   4,013         2,316,904
          Inventories                                                         293,993        (1,765,767)
          Prepaid expenses                                                    (14,756)           56,237
          Accounts payable                                                   (688,551)       (1,501,450)
          Accrued bonuses and liabilities                                     150,218          (926,146)
          Income taxes recoverable/payable                                     20,570          (151,571)
           Net cash used in operating activities                              (96,523)       (1,679,532)

Cash flows from investing activities:
     Acquisition of property and equipment                                          -           (59,247)
     Proceeds from disposal of equipment                                            -            12,000
     Proceeds from notes receivable                                             8,625            93,319
     Increase in notes receivable                                             (10,000)                -
           Net cash (used in) provided by investing activities                 (1,375)           46,072

Cash flows from financing activities:
     Net borrowings (repayments) from line of credit                          103,052           310,305
     Repayments on note payable                                               (15,000)          (36,581)
           Net cash provided by financing activities                           88,052           273,724

           Net change in cash                                                  (9,846)       (1,359,736)

Cash and cash equivalents, beginning of period                                 30,424         2,077,040
Cash and cash equivalents, end of period                               $       20,578    $      717,304

Noncash investing and financing activities:
       Conversion of accounts payable to note payable                  $           --    $      590,488


                               IMMECOR CORPORATION
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1:  Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited interim financial statements included in this Form 10-QSB have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations for any interim period are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

The unaudited financial statements presented herein as of March 31, 2002, and for the three months ended March 31, 2001 and March 31, 2002 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods. The financial data and other information disclosed in these notes to the financial statements related to these periods are unaudited. The balance sheet data at December 31, 2001 is derived from the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

Basic and Diluted Net Income Per Share
Basic earnings per share amounts are computed using the weighted average number of common stock shares outstanding in each period. There are no potentially dilutive securities.

Note 2:  Sales to One Major Customer

A material part of the Company's business is dependent upon sales to major customers, the loss of which would have a material adverse effect on the Company's financial position and results of operation and cash flows. One customer accounted for 81% and 84% of total sales for the three months ended March 31, 2002 and 2001, respectively. The Company has hired additional sales personnel in an attempt to expand its customer base to lessen the effect of having one major customer.

Note 3: Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Note 4:   Inventories

Included in cost of sales for the three months ended March 31, 2002 and 2001 is approximately $48,000 and $0, respectively, of inventory reserve related to obsolete, slow-moving inventory.

Note 5:  Line of Credit

The Company has a $1,500,000 line of credit, which expires December 20, 2002. Advances under the line of credit cannot exceed 80% of eligible accounts receivable and is collateralized by all accounts receivable, inventory and equipment. The line of credit is also personally guaranteed by the Company's majority stockholder. The available borrowing base on the line of credit as of March 31, 2002 was approximately $21,000.

Note 6:  Note Payable

On January 5, 2001, the Company entered into an uncollaterallized, zero interest bearing note agreement with a subcontractor for amounts payable for integration work performed during 2000. The note was paid in full in April 2002.

Note 7:  Income Taxes

The effective income tax rates for the three months ended March 31, 2002 and 2001 are based on the federal statutory income tax rate, increased for the effect of state income taxes, and decreased by the effect of graduated rates, nondeductible expenses and other permanent differences.

Note 6: Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No.
142. SFAS No. 142 is effective for the Company's fiscal year beginning January 1, 2002. The Company's adoption of SFAS No. 142 did not have a material effect on the Company's results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal Of Long-Lived Assets, which establishes one accounting model to be used for long-lived assets to be disposed of by sale, whether previously used or newly acquired. SFAS No. 144 also broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 is effective for the Company's fiscal year beginning January 1, 2002. The Company's adoption of SFAS No. 144 did not have a material effect on the Company's results of operations or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS FOR THE Three Months ended March 31, 2002 and 2001

Net Sales

Net sales decreased by $1,096,006 or 38% from $2,873,554 for the three months ended March 31, 2001 to $1,777,548 for the three months ended March 31, 2002 respectively.

The decline in sales is primarily due to the general economic slowdown and continued weak demand for technology related products in the markets in which the Company operates. As a result, the Company's customers postponed orders scheduled for the first quarter of 2002 due to the weakened economy and lower capital spending.

Gross Profit

Gross profits decreased $146,685 or 16% from $931,916 for the three months ended March 31, 2001 to $785,231 for the three months ended March 31, 2002. As a percentage of net sales, gross profits increased from 32% for the three months ended March 31, 2001 to 44% for the three months ended March 31, 2002.

The increase in gross profit as a percentage of net sales can be attributed to the Company's new product line released during 2001. These new products carry a higher profit margin in comparison to the Company's matured product line. The Company acknowledges that pricing pressures due to the competitive market, changes in sales volume, and changes in customer demand due to the slow economy, may adversely impact our gross profits in upcoming quarters.

Selling, General and Administrative Expenses

Sales and marketing expenses increased $22,451 from $41,148 for the three months ended March 31, 2001 to $63,599 for the three months ended March 31, 2002. The increase in expenses is due to costs associated with the expansion of our sales staff in order to expand our customer base and to better serve and meet our customer needs.

Research and development expense decreased $74,294 from $112,364 for the three months ended March 31, 2002 to $63,599 for three months ended March 31, 2001. The Company expenses all of research and development costs as they are incurred. The Company expects to continue to invest in system design, and other research and development initiatives. Research and development expenses consist of payroll and related expenses for certification, fabrication and cost of materials for prototyping and testing units.

General and administrative expenses decreased $51,728 from $644,974 for the three months ended March 31, 2000 to $593,246 for the three months ended March 31, 2002. The decrease is primarily due to the Company controlling expenses.

Income Taxes

Pre-tax income for the three months ended March 31, 2002, resulted in a tax provision of $20,570. Pre-tax income for the three months ended March 31, 2001, resulted in a tax benefit of $(94,250). Tax provisions and benefits are based upon management's estimate of the Company's expected annualized effective tax rates.

Liquidity and Capital Resources

On March 31, 2002 and 2001 the Company had net working capital of $1,438,092 and $1,351,174 respectively. The increase in working capital of $86,916 from 2001 to 2002 was primarily due to lower accounts payable offset by lower inventories.

The Company had net cash used in operating activities of $(96,523) for the three months ended March 31, 2002 compared to net cash used in operating activities of $(1,679,532) for the three months ended March 31, 2001. The $1,583,009 difference is primarily due to lower reductions in accounts payable, a decrease in inventory, accrued liabilities and taxes payable, and offset by lower net income.

The Company had net cash used in investing activities of $(1,375) for the three months ended March 31, 2002 compared to net cash provided by investing activities of $46,072 for the three months ended March 31, 2001. The $47,447 difference relates primarily to lower proceeds from notes receivable and issuance of a new note during the three months ended March 31, 2002.

The Company had net cash provided by financing activities of $88,052 for the three months ended March 31, 2002 compared to net cash provided by financing activities of $273,724 for the three months ended March 31, 2001. The $185,672 difference relates primarily to a decrease in borrowings under the line of credit in comparison to the prior period.

Our liquidity is affected by many factors, some of which are based on the normal ngoing operations of the business, and others of which relate to the uncertainties in the semiconductor equipment and medical diagnostic equipment industries. At present, management believes that future cash flows from operations and its existing institutional financing will be sufficient to fund all of the Company's cash requirements for the remaining nine months of 2002. The Company's management has initiated an aggressive cost-reduction program during the first and second quarters of fiscal 2002 to reduce all non-essential R&D and marketing expenditures. Additionally, the Company also placed tight controls for new inventory purchases as management plans to aggressively market, and in some instances discount, select inventory items and products to improve turnover. More importantly, the Company also believes that based on revised forecasts from its major customers, it will be able to sell its newly developed products at higher gross profit margins in fiscal 2002. Management shall also seek new ventures and/or acquisitions that will enhance our position in our markets and that have potential to increase revenue and profitability.

                                    PART II.
                                OTHER INFORMATION

Item 1.     Legal Proceedings
There were no legal proceedings pending against the Company during the period ended March 31, 2002.

Item 2.      Changes in Securities
There were no changes in rights of securities holders during the period ended March 31, 2002.

Item 3.     Defaults upon Senior Securities
There were no defaults upon senior securities during the period ended March 31, 2002.

Item 4. Submission of Matters to a Vote of Security-Holders There were no matters submitted to the vote of securities holders during the period ended March 31, 2002.

Item 5.     Other Information
There were no major contracts signed during the period ended March 31, 2002.

Item 6.     Exhibits and Reports on Form 8-K
There were no exhibits or Form 8-K filed during the period ended March 31, 2002.

                                                                      SIGNATURES

In accordance with the requirements of the Securities and Exchange Commission the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           IMMECOR CORPRATION

Date:    May 9, 2002                       By:   /s/  Wil. L. Lindgren

                                           -----------------------
                                           Wil L. Lindgren
                                           Chief Financial Officer


Date:    May 9, 2002                        By:   /s/  Heinot H. Hintereder


                                            -----------------------
                                            Heinot H. Hintereder
                                            President & Chief Executive Officer