Form 10KSB
period 2002-06-30
IMMECOR CORP
filed 2003-01-09
CIK 1039962

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-KSB

          [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended June 30, 2002

          [ X ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period from January 1, 2002 to June 30, 2002

                            Commission File Number: 333-06966

                              IMMECOR CORPORATION
                  (Name of small business issuer in its charter)

 California                                           68-0324628
(State or jurisdiction of incorporation    (I.R.S. Employer Identification No.)
 or Organization)

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

     Check whether the issuer (1)filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers contained in this form in response to item 405 of Regulation S-B, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State Issuer's revenues for its most recent transition period (six months ended June 30, 2002): $ 4,069,915.

     There is currently no public market for the Company's outstanding shares of common stock. The Company's shares of common stock are currently not listed on any stock exchange as described in PART II, ITEM 5. Therefore, the Company is unable to estimate the aggregate market value of its common stock at this time.

     As of June 30, 2002, there were 5,806,128 shares of the issuer's Common Stock, without par value, outstanding.

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

FORWARD LOOKING STATEMENTS

     Immecor Corporation (the "Company" or "Immecor")cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Form 10-KSB or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in the Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Such statements are based on current expectations and are subject to risk, uncertainties and changes in condition, significance, value and effect, including those discussed under the heading "Risk Factors" in Item 6, "Management's Discussion and Analysis or Plans Operations", Item 1, "Description of Business" and other filings by Immecor with the Securities and Exchange Commission. Risk factors that may affect the Company's results include, but are not limited to, the Company's dependence on a limited number of customers and key personnel, its ability to develop new product and service offerings, its possible need for additional financing and its dependence on certain industries. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those anticipated events. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of these assumptions could prove inaccurate, including, but not limited to, statements as to our future operating results and business plans. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                          PART I

ITEM 1.           DESCRIPTION OF BUSINESS

     Immecor Corporation's (the "Company" or "Immecor") primary business is to design, custom manufacture, and direct market high performance computer systems. These high performance computer systems are heterogeneous and scalable, allowing them to accommodate several different platforms and applications. Immecor's system architecture is specifically designed for each customer and are typically computation intensive and require high capacity not available on a general purpose PC's or workstations. The primary markets for Immecor's products are original equipment manufacturers ("OEM") in the wafer inspection, defense electronics, medical diagnostic imaging and the entertainment markets. These markets have computing needs which benefit from a unique custom-built system architecture that can be produced by Immecor. Currently, the Company's major customer is in the semiconductor industry.

     Immecor also direct markets a broad range of multi-brand microcomputer products, including hardware and peripherals, third-party software, networking, communication products and accessories through our in-house sales staff to business, government, educational, institutional and home office users. The Company offers popular brand name computer products from Adobe, Cisco, Epson, Hewlett-Packard, IBM, Intel, Microsoft, NEC, Novell, Sony, Symantec, Toshiba and 3Com, among others.

     The Company directs its marketing efforts toward current and prospective customers with a direct focus on commercial accounts, including business, government, and institutional accounts. These customers have a high level of product knowledge and are most likely to purchase sophisticated systems and products on a repetitive basis through the Company's direct marketing channel. The Company markets to prospective customers through its direct sales staff and continues to generate repeat sales from existing customers while attracting sales from new customers. The Company enhances repeat purchases by offering value added services to its customers, including prototype development, custom cables, chassis design and production, systems integration, staging services, configuration control, and warranty support.

         The Company changed its fiscal year end from December 31 to June 30, effective July 1, 2002. Accordingly, the Company is presenting financial information and analysis, where applicable, for the six months ended June 30, 2002 ("fiscal 2002") (the transition period) in this fiscal period end report on Form 10-KSB.

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

     Reduced Development Time: As technology life cycles shorten, our OEM customers are pressed to deliver new generations of equipment to market even faster, allowing the Company to benefit from the industry trend to reduce development time of new products. Working under this growing time-to-market pressure, customers place increasing value on a supplier that can consistently deliver new solutions on an aggressive development schedule. Providing leading edge engineering, the Company reduces the time-to-market for its products through two initiatives: concurrent engineering and design-ready platforms. Concurrent engineering creates a process allowing all functional disciplines to take part in a product's design from the very beginning. With design-ready platforms, the Company can modify standard platforms to meet specific customers needs for a customized product, a fast fulfillment schedule and at an competitive price.

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

     Repair and Inventory Logistics: The Company provides repair, inventory logistics, assembly, systems integration and supply chain management services for a variety of computer, software, and hardware products to OEM customers. Our OEM customers have traditionally performed these functions but as companies focus their energies on core competencies, these types of services have been outsourced to companies like Immecor.

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

     The Company has achieved a ISO 9002 certification as a method to reinforce its techniques and procedures to measure, monitor and improve performance. Through its commitment to customer service and quality, the Company believes it is able to provide superior value to its customers.

     Potential Acquisitions: In the normal course of its business, the Company seeks to identify potential acquisitions of businesses, products and technologies that could complement or expand the Company's business, customer base and sales. An acquisition model is currently being developed.

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

      The Company is dependent on a small number of customers for a large portion of its revenues. Approximately 95% of our net sales during fiscal 2002 were derived from customers that were also customers during the same period of fiscal 2001 and 2000. One semiconductor customer and one medical diagnostic customer accounted for 83% and 8%, respectively, of the Company's net sales in fiscal 2002; 92% and 6%, respectively, of the Company's net sales in fiscal 2001; and 85% and 1%, respectively, of the Company's net sales in fiscal 2000. Although we seek to diversify our customer base, a small number of customers currently are responsible for a significant portion of our net sales. In the second half of fiscal 2001, we recruited and trained additional sales staff with experience and contacts in our target OEM markets to diversify our customer base. The Company has developed and produced a sales culture that promotes active marketing.

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

EMPLOYEES
      The Company presently employs approximately 26 full-time people. The Company has not, to date, experienced difficulty in attracting and retaining sufficient engineering and technical personnel and sales staff to meet its needs. The Company considers its relations with its employees to be satisfactory. The Company is largely dependent upon the skills and efforts of its senior executive management, as well as its technical employees. The Company maintains key-man life insurance on certain executives for which the loss of their services could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM  2.  DESCRIPTION OF PROPERTY

     The Company's corporate headquarters are located at 3636 North Laughlin Road, Building 150, in the Westwind Business Park, Santa Rosa, California, 95403-1027, where the Company maintains approximately 16,000 square feet of office, showroom and assembly space. Santa Rosa is located approximately 50 miles north of San Francisco.

     The Company maintains an additional 6,200 square feet of office and system integration space at 2370 Qume Drive #A, Santa Clara, California 95131.

     The Company's Santa Rosa telephone number is (707) 636-2550 and the facsimile number is (707) 636-2565. The Company's Santa Clara telephone number is (408) 982-1133 and the facsimile number is (408) 982-1134. The Company's e-mail address is immecor@immecor.com, and the Company's World Wide Web home page is http//www.immecor.com.

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

     The stock transfer agent and registrar for the Company's shares of common stock is U.S. Stock Transfer Corporation located at 1745 Gardena Avenue, Glendale, California 91204-2991. Based on data obtained from our transfer agent, there were 96 stockholders of record of the Common Stock of the Company as of June 30, 2002.

While our transfer agent's record show that there were 6,308,828 shares of the Company's common stock issued and outstanding at June 30, 2002, the Company believes that there are only 5,806,128 shares of common stock issued and outstanding. The difference is related to the issuance of 502,700 shares in a disputed 1999 transaction, which was nullified by the court in a summary judgment in favor of the Company. The Company and its counsel have been and will continue to work with the transfer agent to void these stock certificates and amend the transfer agent's records.

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

CHANGE IN FISCAL YEAR
     The Company changed its fiscal year end from December 31 to June 30, effective July 1, 2002. Accordingly, the Company is presenting financial information and analysis, where applicable, for the six months ended June 30, 2002 in this transition period report on Form 10-KSB.

RESULTS OF OPERATIONS
     The following table sets forth a summary of the Company's operating revenues and expenses, certain statement of operation items expressed as a percentage of net sales for the three most recent fiscal periods. Summary information for the six months ended June 30, 2001, has been presented for information purposes only.

                                Six Months                      Years Ended
                                Ended June 30,                  December 31,
                                2002          2001              2001            2000
                                      (unaudited)

Operating Data (in thousands):

Net Sales                       $ 4,070         $  5,246        $  9,767        $  30,223
Cost of Sales                     2,235            4,247           8,351           22,291

     Gross Profit                 1,835              999           1,461            7,932

Operating Expenses:
  Sales and marketing               131               69             140              110
  Research and Development          182              225             523                9
  General and administrative        987            1,336           1,858            3,623

Operating Income (loss)             535             (631)         (1,105)           4,190

Other income (expense):
  Other and interest income          24               60              42               26
  Interest expense                  (21)             (43)           (230)             (92)
  Income tax (provision) benefit   (105)             240             233           (1,742)

Net income (loss)               $   433         $   (374)       $ (1,060)       $   2,382

Operating data as a percentage of net sales:

Net Sales                           100.0%           100.0%        100.0%           100.0%
Cost of Sales                        54.9             81.0          85.5             73.8

  Gross Proft                        45.1             19.0          14.5             26.2

Operating Expenses:
  Sales and marketing                 3.2              1.3           1.4              0.4
  Research and development            4.5              4.3           5.4              0.1
  General and administrative         24.3             25.5          19.0             12.0

Operating income (loss)              13.1            -12.0         -11.3             13.8

Other income (expense):
  Other and interest income           0.6              1.1           0.4              0.1
  Interest expense                   -0.5             -0.8          -2.4             -0.3
  Income tax (provision) benefit     -2.6              4.6           2.4             -5.8

Net income                           10.6             -7.1         -10.9              7.8


FISCAL 2002 AS COMPARED TO FISCAL 2001

Net Revenues
     Net revenues of the Company for the six-month period ended June 30, 2002 ("fiscal 2002"), decreased 58% to $4,069,915 from $9,766,802 for fiscal year ended December 31, 2001 ("fiscal 2001"). Lower sales in fiscal 2002 were primarily due to a six-month reporting period in fiscal 2002 versus a 12-month period reporting period in fiscal 2001. Net revenues for the six months ended June 30, 2002, decreased 22% to $4,069,915 from $5,246,065 for June 30, 2001.
Revenues decline was due to an overall weaker U.S. economy and demand for computer equipment.

Gross Profit
     Gross profits for fiscal 2002 increased by 30% to $1,835,276 from $1,415,675 in fiscal 2001. Gross profit as a percentage of net revenues increased from 14% in fiscal 2001 to 45% in fiscal 2002. The increase in gross profit is due to new product releases with higher profit margins in fiscal 2002 versus sales of matured products that carry a lower profit margin in fiscal 2001 and a decrease to inventory reserve of approximately $200,000. The Company acknowledges that pricing pressures, lower demand and changes in sales volume due to the slow economy may adversely impact gross margins in upcoming quarters for the year ending June 30, 2003 ("fiscal 2003").

Sales and Marketing
     Sales and marketing expenses for fiscal 2002 decreased $9,091 or 6% to $130,882 from $139,973 in fiscal 2001. Sales and marketing expenses increased 90% or $61,950 to $130,882 for the six months ended June 30, 2002, from $68,932 for the six months ended June 30, 2001. The increase in sales and marketing expenses was due to an increase in sales personnel as a part of the Company's efforts to diversify and expand its customer base.

Research and Development
     Research and development expenses decreased by 65% to $182,452 in fiscal 2002 from $523,083 in fiscal 2001. The decrease was primarily due to the change in fiscal year and a decline in customer demand for research and development of new products. Our future operating results will depend significantly on our ability to design and manufacture products and provide services that have a competitive advantage in our marketplace. As such, the Company expects to increase R&D expenses to continue to invest in system design and other research and development initiatives for new customers. Research and development expenses consist of related expenses for certification, fabrication, and cost of materials for prototyping and testing units. The Company expenses all of research and development costs as incurred.

General and Administrative
     General and administrative expenses for fiscal 2002 decreased 47% to $986,558 from $1,857,712 in fiscal 2001. As a percentage of net revenues, general and administrative expenses increased 5% to 24% for fiscal 2002 from 19% for fiscal 2001. The increase in general and administrative expenses as a percentage of net revenues is primarily due to lower net revenues during the transition period. General and administrative expenses as a percentage of net revenues for the six months ended June 30, 2002 and 2001, actually decreased from 26% to 24%. The Company expects to continue its efforts to reduce general operating costs and non-manufacturing related capital expenditures in the upcoming quarters for fiscal 2003.

Interest Expense
     Interest expense decreased by $209,626 or 91% from fiscal 2001 to fiscal 2002. In fiscal 2001, the Company incurred higher interest expense from increased borrowing activities on its line of credit and from the Internal Revenue Service for fiscal 2000 income taxes payable.

Income Taxes
     The Company reported an income tax provision (benefit) and effective income tax (benefit) rate of $105,417 and 19.6%, respectively, for fiscal 2002 and $(233,099) and (18)%, respectively, for fiscal 2001. In general, our effective income tax (benefit)rate differs from the federal statutory rate of 35% largely as a function of state income taxes (benefit), change in valuation allowance on deferred tax assets and other non-deductible expenses.

FISCAL 2001 AS COMPARED TO FISCAL 2000

Net Revenues
     Net revenues of the Company for the fiscal 2001 decreased 68% to $9,766,802 from $30,223,306 for fiscal year ended December 31, 2000 ("fiscal 2000"). Sales decline in fiscal 2001 was due to a weak U.S. economy and a worldwide softening in demand for semiconductors, which lead to excess capacity and reduced demand for semiconductor manufacturing and other computer equipment. Fiscal 2000 revenues were higher due to a demand for capital equipment for the Y2K issue and B2B business ventures. In comparison to a more normalized growth year, the Company's revenues for fiscal year ended December 31, 1999 ("fiscal 1999") were $10,121,025, which was 3.6% higher than revenues posted in fiscal 2001.

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

Sales and Marketing
     Sales and marketing expenses increased 27% to $139,973 in fiscal 2001 from $110,097 in fiscal 2000 primarily due to an increase in sales staff to diversify its customer base.

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

Income Taxes
     The Company reported an income tax provision (benefit) and effective income tax (benefit) rate of $1,742,457 and 42.2%, respectively, for fiscal 2000 and $(233,099) and (18)%, respectively, for fiscal 2001. In general, our effective income tax (benefit)rate differs from the federal statutory rate of 35% largely as a function of state income taxes (benefit), change in valuation allowance on deferred tax assets and other non-deductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital was $1,825,110 at June 30, 2002, and $1,351,174 at December 31, 2001, as compared to $2,334,671 at December 31, 2000. Cash and cash equivalents increased to $482,855 at June 30, 2002, from $30,424 at December 31, 2001. Cash and cash equivalents and certificate of deposit at December 31, 2000 was $2,077,040

     The Company maintains a line of credit agreement with Deutsche Financial Services. The agreement allows the Company to borrow an amount limited to a percentage of its borrowing base (eligible accounts receivables), as defined, up to a maximum of $1,500,000. As of June 30, 2002, and December 31, 2001 and 2000, the Company's borrowing base was approximately $510,000, $209,000 and $387,000, respectively. At June 30, 2002, there was approximately $122,000 of available borrowing capacity under the line of credit and such outstanding borrowings bear interest at 10.00%. The line is collateralized by accounts receivables, inventory, property and equipment and is personally guaranteed by a stockholder.

     In fiscal 2002, the Company had net cash provided by operating activities of $292,380 compared to net cash used of $2,233,817 in fiscal 2001 and net cash provided of $2,944,177 in fiscal 2000. The net increase of $2,526,197 from fiscal 2001 to fiscal 2002 is related primarily to the Company's net income in fiscal 2002, decrease in the inventory reserve, income tax refund and a reduction in accounts payable and other liabilities.

     The Company had net cash provided by investing activities of $1,838 for fiscal 2002 compared to net cash provided of $631,065 in fiscal 2001 and net cash used of $1,180,668 in fiscal 2000. The decrease of $629,227 from fiscal 2001 to fiscal 2002 primarily relates to the redemption of the certificate of deposit and lower equipment purchases in fiscal 2001.

     The Company had net cash provided by financing activities of $158,213 for fiscal 2002 compared to net cash provided of $167,455 in 2001 and net cash used of $355,576 in fiscal 2000. The decrease of $9,242 from fiscal 2001 to fiscal 2002 primarily relates to increased line of credit usage offset by other debt repayments.

     Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties in the custom computer manufacturing industry. There can be no assurance that the Company will be successful in reducing costs or expanding its line of credit, or that any credit increase will be on terms favorable to the Company. There can also be no assurance that the Company's major customers will continue to purchase from Immecor or fulfill the purchase projections provided to Immecor. In the event that the Company is unable to expand its line of credit, obtain other debt or equity financing, execute its cost reduction program, improve its inventory turnover or generate additional revenues from new products and/or new customers, the Company's business, financial condition and results of operations could be materially and adversely affected. As a result, the Company may not be able to generate sufficient cash from operations, together with its existing cash balances, to satisfy its liquidity requirements for the next twelve months.

Risk Factors

      Our operating results have varied widely in the past, and our future operating results will continue to be subject to quarterly variations based upon a variety of factors including those listed in this section and throughout this Annual Report on Form 10-KSB. In addition, future operating results may not follow any past trends. We believe the factors that make our results fluctuate and difficult to predict include:
        The cyclical nature of the semiconductor, medical diagnostic and entertainment industries; The reduction in the price and profitability of our products; Our timing of new product introductions; Our ability to develop and implement new technologies; The change in customers' schedules for fulfillment of orders; The cancellation of contracts or purchase orders by major customers; Competitors with substantially greater financial, engineering and manufacturing resources; The shortage of qualified workers; and Our ability to manage our manufacturing requirements and cost structure.

      As a result of these or other risk factors, we could fail to achieve our expectations as to future revenues, gross profit, income and cash flows from operations.

Recent Accounting Pronouncements

     In June 2001, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 142, Goodwill and Other Intangible Assets, which changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142. SFAS No.142 will be effective for the Company's transition period beginning January 1, 2002. The Company's adoption of SFAS No.142 had no effect on the Company's results of operations or financial position.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal Of Long-Lived Assets, which establishes one accounting model to be used for long-lived assets to be disposed of by sale, whether previously used or newly acquired. SFAS No. 144 also broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 will be effective for the Company's transition period beginning January 1, 2002. The Company's adoption of SFAS No. 144 had no effect on the Company's results of operations or financial position.

ITEM  7.  FINANCIAL STATEMENTS

     The following Financial Statements are filed as part of this report:

Balance Sheets at June 30, 2002 and December 31, 2001 and 2000              F-1

Statements of Operations for the six months ended June 30, 2002
and the years ended December 31, 2001 and 2000                              F-2

Statements of Stockholders' Equity for the six months ended June 30, 2002 and the years ended December 31, 2001 and 2000 F-3

Statements of Cash Flows for the six months ended June 30, 2002 and the years ended December 31, 2001 and 2000 F-4

Notes to Financial Statements                                               F-5

Report of Independent Accountants - PricewaterhouseCoopers LLP              F-12

Report of Independent Certified Public Accountants - Grant Thornton, LLP    F-13

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None
                                                                        PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

         Nhon K. Tran is a major investor in the Company. Before joining the Company in July of 1995 as Vice President, Chief Technical Officer, Mr.Tran served 10 years with Parker Hannifin Corporation in the field of computer driven robotic motion control products, five years of which he served as Associate Engineer for new product development.

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

     The Company's Summary Compensation Table is set forth below. As in previous years, the Company had no Option/SAR Grants, Aggregated Option/SAR Grants Exercises or Fiscal Year End Option/SAR's for the transition period ended June 30, 2002 and for the years ended December 31, 2000 and 2001, nor were there any long-term incentive plan awards, or stock options or stock appreciation rights. The Company's compensation to non-employee directors consists of a fee of $250 per meeting of the Board of Directors.

                 SUMMARY COMPENSATION TABLE

Name and
Principal Position        Fiscal  Compensation   Compensation   All other
                          Period  Paid           Deferred (1)   Compensation

Heinot H. Hintereder      2000    $  184,000    $ 385,996       $   8,450
President &               2001    $  192,319    $  37,306       $  24,417
Chief Executive Officer   2002    $   99,742    $   9,999            None

Jason C. Lai              2000    $  184,000    $ 387,467       $   8,450
Executive Vice President  2001    $  186,691         None       $  24,417
                          2002    $   89,999    $  10,000            None

Nhon K. Tran              2000    $  199,000    $ 387,467       $   8,450
Vice President &          2001    $  136,744    $  50,000       $  24,417
Chief Technical Officer   2002    $   89,999    $  26,666            None

William L. Lindgren       2000    $   85,992    $   5,782       $   3,000
Chief Financial Officer   2001    $   98,830         None            None
                          2002    $   52,500         None            None

Note 1: All deferred compensation was accrued in the financial statements as of June 30, 2002.

EMPLOYMENT AGREEMENTS

     A three-year employment agreement between the Company and Heinot H. Hintereder, the Company's President and Chief Executive Officer, Jason C. Lai, the Company's Executive Vice President, and Nhon K. Tran, the Company's Chief Technical Officer, expired during the transition period. A new three-year employment agreement between the Company and its top executives is currently being reviewed by the Board of Directors.

     The Company maintains key-man life insurance policies in the amounts of $2 million each on Jason C. Lai and Nhon K. Tran.

     Between January 2002 to June 2002, the Company entered into employment agreements with 1) Bill Pillchick ("Pillchick"), a Sales Representative; 2) Alfonso Reyes ("Reyes"), a Sales Representative; and 3) Lyn Leavitt ("Leavitt"), a Sales Representative. Between November, 2001 to December 2001, the Company entered into employment agreements with 4) Travis Williams ("Williams"), a Sales Representative; 5) Brian Hou ("Hou"), a Sales Representative; and 6) Trent Pierson ("Pierson"), a Sales Representative. These agreements are for a one-year term. The Company may terminate agreements with these employees for cause at any time and these employees may terminate the agreement at any time by giving written notice to the Company. For a period of one year after its expiration or its termination by the Company for cause, the agreements prohibit these employees from selling any products then being marketed by the Company to its customer base or release any trade information. This provision may not be enforceable in whole or in part, subject to California court determination.

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

     The following table sets forth as of June 30, 2002, the number of shares of Common Stock owned of record or beneficially owned by each of the Company's officers, directors, and stockholders owning at least 5% of the Company's issued and outstanding shares of Common Stock, by all of the Company's officers and directors as a group, and the percentage of the total outstanding shares represented by such shares.

Name and Address                Shares Beneficially       Approximate
Beneficial Owner                Owned                     Percent of Class

Jason C. Lai                    977,500                   16.8
5625 Mireille Drive
San Jose, CA 95118

Heinot H. Hintereder            2,539,600                 43.7
131 Keppel Way
Cotati, CA 94931

Nhon K. Tran                    1,090,000                 18.8
7235 Cadiz Court
Rohnert Park, CA 94928

Dr. Rodney Tognetti             145,500                    2.5
4132 Susan Lane
Penngrove, CA 94951

All officers and directors
as a group                      4,752,600                 81.8


COMPLIANCE WITH SECTION 16 (A) OF THE 1934 ACT

     Section 16 (a) of the 1934 Act requires the Company's executive officers, directors and holders of more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons are required to furnish the Company with copies of all
Section 16 (a) forms they file.

     Based solely on oral or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, with respect to fiscal 2002, its executive officers, directors and greater than 10% beneficial owners complied with all such filing requirements.

ITEM  12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since its inception, from time to time, certain executive officers, directors and shareholders have provided short-term funds to the Company and deferred a portion of their salaries in order to finance medium to large purchases of computer components. Such advances from the officer shareholders have been disclosed in the financial statements.

ITEM  13.  EXHIBITS AND REPORTS ON FORM 8-K

A. All schedules have been omitted, as the information is inapplicable or the information is presented in the financial statements or Notes thereto.

B.  None.

                            SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act and Certification Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I, Heinot H. Hintereder, certify that:

1.  I have reviewed this annual report on Form 10-KSB of Immecor Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


Date: January 08, 2003


By:   /s/ Heinot H. Hintereder
------------------------------
Heinot H. Hintereder
Chief Executive Officer



                             SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act and Certification Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

I, William L. Lindgren, certify that:

1.  I have reviewed this annual report on Form 10-KSB of Immecor Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


Date: January 08, 2003

By:  /s/ William L. Lindgren
----------------------------
William L. Lindgren
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                                                    DATE

/s/ Heinot H. Hintereder, Director                      January 08, 2003

/s/ Jason C. Lai, Director                              January 08, 2003

/s/ Nhon K. Tran, Director                              January 08, 2003

/s/ William L. Lindgren, Director                       January 08, 2003

/s/  Dr. Rodney Tognetti, Director                      January 08, 2003

                               Immecor Corporation
                                 Balance Sheets

                                        ASSETS          June 30,                December 31,
                                                         2002             2001             2002

Assets
  Cash and cash equivalents                        $    482,855         $      30,424      $   1,465,721
  Certificate of deposit                                      -                     -            611,319
  Accounts receivables, net of allowance for
doubtful amounts of $22,000, $22,000, and $22,000       740,887               430,624          2,891,113
  Inventories, net of inventory reserve of $288,914,
$488,300 and $0                                       1,676,993             1,833,132          2,785,692
Note receivable - current                                26,448                48,127             90,300
Prepaid expenses                                         41,976                27,101            163,858
Income taxes recoverable                                      -               380,297                  -
Deferred income taxes                                         -                     -            167,200

  Total current assets                                2,969,159             2,749,705          8,175,203

  Property and equipment, net                           358,665               404,613            443,045
  Notes receivable                                       55,191                50,369            108,607

Total assets                                          3,383,015             3,204,687          8,726,855

                Liablities and Stockholders Equity
Current liabilities
  Line of credit                                        388,627               179,478                  -
  Notes payable - current                                34,250                85,186             97,209
  Accounts payable                                      368,146               911,666          2,848,247
  Accrued bonuses                                       113,244               166,073          1,152,280
  Accrued liabilities                                   199,258                56,128             32,341
  Income taxes payable                                   40,524                     -          1,710,455

  Total current liabilities                           1,144,049             1,398,531          5,840,532

  Deferred income taxes                                       -                     -             19,800

  Total liabilities                                   1,144,049             1,398,531          5,860,332

Commitments (Note 7).

Stockholders equity:
  Common stock, no par value, 50,000,000 shares
  authorized: 5,806,128 shares issued and outstanding   288,855               288,855            288,855
  Retained Earnings                                   1,950,111             1,517,301          2,577,668

  Total stockholder's equity                          2,238,966             1,806,156          2,866,523

  Total liabilities and stockholder's equity          3,383,015             3,204,687          8,726,855


The accompanying notes are an integral part of the financial statements.

                        Immecor Coporation
                      Statement of Operations

                                                For the Six                           For the Years Ended
                                                Months Ended                             December 31,
                                                June 30, 2002                         2001               2002

Net Sales                                       $     4,069,915                      $  9,766,802      $   30,223,306
Cost of Sales                                         2,234,639                         8,351,127          22,291,039

  Gross Profits                                       1,835,276                         1,415,675           7,932,267

Operating expenses:
  Sales and marketing                                   130,882                           139,973             110,097
  Research and development                              182,452                           523,083               8,785
  General and administrative                            986,558                         1,857,712           3,623,086

  Operating income (loss)                               535,384                        (1,105,093)          4,190,299

Other income (expense):
  Other income                                           17,505                            13,494               2,880
  Interest income                                         6,118                            28,539              23,073
  Interest expense                                      (20,780)                         (230,406)            (91,588)

  Income (loss) before income taxes                     538,227                        (1,293,466)          4,424,664

Income taxes provision (benefit)                        105,417                          (233,099)          1,742,457

  Net income (loss)                                     432,810                        (1,060,367)          2,382,207

Net income (loss) per share - basic and diluted            0.07                             (0.18)               0.41

Weighted average shares outstanding - basic and diluted
                                                      5,806,128                          5,806,128           5,806,128


The accompanying notes are an integral part of the financial statements.

                        Immecor Corporation
                Statement of Stockholders Equity

Balance, December 31, 2000      5,806,128                 288,855      2,577,668             2,866,523

Net loss                                -                       -     (1,060,367)           (1,060,367)

Balance, December 31, 2001      5,806,128                 288,855      1,517,301             1,806,156

Net income                              -                       -        432,810               432,810

Balance, June 30, 2002          5,806,128                 288,855      1,950,111              2,238,966


                        Immecor Corporation
                     Statements of Cash Flows


                                                For the Six                     For the Years Ended
                                               Months Ended                             December 31,
                                                June 30, 2002                   2001            2002

Cash flows from operating activities:

  Net income (loss)                             $    432,810                $   (1,060,367)     $    2,382,207
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating
activities:
  Depreciation and amortization                       60,967                       119,097              52,998
  Deferred income taxes                                    -                       147,400            (150,255)
  Reserve for inventories                           (199,386)                      488,300                   -
Cash effect of changes in operating assets and liablities:
  Accounts receivable                               (310,263)                    2,460,489          (1,901,141)
  Income taxes recoverable                           380,297                      (380,297)                  -
  Inventories                                        355,525                       464,260          (1,626,054)
  Prepaid expenses                                   (14,875)                      136,757            (104,382)
  Accounts payable                                  (543,520)                   (1,936,581)          1,467,553
  Accrued bonuses and liabilities                     90,301                      (962,420)          1,112,796
  Income taxes payable                                40,524                    (1,710,455)          1,710,455

Net cash provided by (used in) operating
activities                                           292,380                     2,233,817           2,944,177

Cash flows from investing:
  Purchase of certificate of deposit                       -                             -            (611,319)
  Redemption of certificate of deposit                     -                       611,319                   -
  Acquisition of property and equipment               (15,019)                     (80,666)           (370,442)
  Issuance of notes receivable                           (987)                      (8,000)           (198,907)
  Proceeds from notes receivable                       17,844                      108,412                   -

Net cash provided by (used in) investing activities     1,838                      631,065          (1,180,668)

Cash flows from financing activities:
  Proceeds from (repayments on) line of credit, net   209,149                      179,478            (350,890)
  Proceeds from note payable                                -                       50,000                   -
  Repayments on notes payable                         (50,936)                     (62,023)             (4,686)

Net cash provided by (used in) financing activities   158,213                      167,455            (355,576)

Net increase (decrease) in cash and cash equivalents  452,431                   (1,435,297)          1,407,933

Cash and cash equivalents - begining of period         30,424                    1,465,721              57,788

Cash and cash equivalents - end of period             482,855                       30,424           1,465,721

Supplemental disclosure of cash flow information: Cash paid during the period for:
        Interest                                       20,779                      230,406              91,558
        Income taxes                                   45,500                    1,710,455             225,800


                         IMMECOR CORPORATION
                    NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Change in fiscal year
     The Company changed its fiscal year end from December 31 to June 30, effective July 1, 2002. Accordingly, the Company is presenting financial statements and accompanying notes for the transition period from January 1, 2002 through June 30, 2002 ("fiscal 2002").

Liquidity
     The Company finances its operations primarily with cash flows generated from operations and borrowings under its bank line of credit. The Company's current liquidity requirements relate primarily to inventory procurement, facilities cost, payroll, research and development and other fixed operating expenses. For the year ended December 31, 2001, the Company experienced declining sales and incurred net losses and operating cash outflow. During the six months ended June 30, 2002, the Company improved its gross profit margin, decreased its operating costs and reported net income. The Company's financial condition is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties in the semiconductor equipment industry. In addition, the loss of the Company's major customer (Major Customer) could result in significant liquidity risk.

     The Company's management has initiated an aggressive cost-reduction program during fiscal 2002. Additionally, the Company also placed controls for new inventory purchases as management plans to aggressively market, and in some instances discount, select products to improve turnover. The Company also believes that, based on revised forecasts from the Major Customer, it will be able to sell its newly developed products at higher gross margins beginning sometime in the second or third quarter of fiscal 2003. Therefore, the Company believes that based on expected cash flow to be generated from operations, together with its existing cash balances, sufficient resources will be available to maintain its planned level of operations.

     There can be no assurance, however, that the Company will continue to be successful in further reducing costs or expanding its line of credit, or that any credit increase will be on terms favorable to the Company. There can also be no assurance that the Company's major customers will continue to purchase from the Company or fulfill the purchase projections provided to the Company. In the event that the Company is unable to expand its line of credit, obtain other debt or equity financing, execute its cost reduction program, improve its inventory turnover or generate additional revenues from new products and/or new customers, the Company's business, financial condition and results of operations could be materially and adversely affected.

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

Inventories
     Inventories are stated at the lower of cost or market with cost determined on the first-in, first-out method. The Company reviews the levels of its inventories in light of current and forecasted demands to identify and provide reserves for obsolete, slow-moving and non-saleable inventory. For the six months ended June 30, 2002, the Company reduced its inventory reserve by approximately $200,000. During the years ended December 31, 2001 and 2000, the Company recorded valuation adjustments of approximately $488,000 and $0, respectively, in cost of sales on the accompanying statements of operations to reduce inventoried costs to net realizable value.

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

     Long-lived assets to be held and used in operations are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company believes that no impairment exists for long-lived assets at June 30, 2002.

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

Advertising costs
     The Company expenses costs of advertising as incurred, which were approximately $1,200, $2,000 and $19,000 for the six months ended June 30, 2002 and for years ended December 31, 2001 and 2000, respectively.

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

Recent accounting pronouncements
     In June 2001, the FASB issued Statement of Financial Accounting Standards
(SFAS) No.142, Goodwill and Other Intangible Assets, which changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No.142. SFAS No.142 is effective for the Company's transition period beginning January 1, 2002. The Company's adoption of SFAS No.142 had no effect on the Company's results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal Of Long-Lived Assets, which establishes one accounting model to be used for long-lived assets to be disposed of by sale, whether previously used or newly acquired. SFAS No. 144 is effective for the Company's transition period beginning January 1, 2002. The Company's adoption of SFAS No. 144 had no effect on the Company's results of operations or financial position.

Reclassifications
     Certain prior year amounts have been reclassified to conform to the 2002 presentation with no effect on net income or retained earnings as previously reported.

NOTE 2 INVENTORIES

     Inventories consist of the following as of June 30, 2002, and December 31, 2001 and 2000:
                                  2002            2001            2000

Component parts              $   1,727,459    $   2,103,109    $   1,894,270
Finished systems                   238,448          218,323          891,422
Less inventory reserve            (288,914)        (488,300)               -

Total                            1,676,993        1,833,132        2,785,692

NOTE 3 PROPERTY AND EQUIPMENT

     Property and equipment consist of the following as of June 30, 2002, and December 31, 2001 and 2000:

                                 2002           2001            2000

Equipment and furniture      $   382,784    $   374,743     $   325,136
Vehicles                         209,889        209,889         209,889
Leasehold improvements            60,903         53,925          30,067
                                 653,576        638,557         565,092

Less accumulated depreciation
and amortization                (294,911)      (233,944)       (122,047)

Total                        $   358,665    $   404,613     $   443,045

NOTE 4 NOTES RECEIVABLE

     Notes receivable consist of the following as of June 30, 2002 and December 31, 2001 and 2000:

                                                          2002          2001            2000
Notes receivable, no collateral
with interest ranging from 11.5% to 12.5%
maturing through January 2006                         $    55,618   $    69,955     $    13,375

Notes receivable from employees, no collateral
and non-interest bearing, due on demand                    26,021        28,541         185,532

Total                                                      81,639        98,496         198,907
Less current portion                                       26,448        48,127          90,300

Total                                                 $    55,191   $    50,369     $   108,607


NOTE 5 - LINE OF CREDIT

     The Company has a $1,500,000 line of credit with Deutsche Financial Services at an interest rate of 10% as of June 30, 2002 and is collateralized by the Company's accounts receivable, inventory and property and equipment. The available balance under the line of credit is subject to certain borrowing base limitations related to the Company's eligible accounts receivable balances. At June 30, 2002, there was approximately $122,000 of available borrowing capacity on the line of credit. Under the line of credit agreement, the Company must comply with certain financial covenants, including a maximum debt to equity ratio. The line of credit is also personally guaranteed by one of the Company's stockholders.

NOTE 6 - NOTES PAYABLE

     Notes payable consists of the following as of June 30, 2002, and December 31, 2001 and 2000:

                                                2002                2001            2000
Note payable, collateralized by vehicle
with interest at 10.5%, repaid in
September 2001                             $         -        $          -       $     3,820

Note payable, no collateral and
non-interest bearing, due on
demand                                          34,250              35,186            93,389

Note payable to stockholder employee,
no collateral and non-interest
bearing repaid in March 2002                         -              50,000                 -

Total                                      $    34,250        $     85,186       $    97,209

NOTE 7 - COMMITMENTS

     The Company leases its headquarters in Santa Rosa, California, and its facilities in Santa Clara, California, under non-cancelable operating lease agreements, which expire in January 2006 and April 2005, respectively. The Company is also obligated to pay its pro-rata share of utilities for these facilities. Rent expense was approximately $248,000 and $155,000 for the years ended December 31, 2001 and 2000, respectively. Rent expense was approximately $153,000 for the six months ended June 30, 2002.

     Minimum future rental payments under the operating lease agreements as of June 30, 2002, are approximately as follows:

For the year ending
        June 30,
        2003                                            $   308,000
        2004                                                313,000
        2005                                                319,000
        2006                                                226,000
        Thereafter                                                -
Total                                                   $ 1,166,000

NOTE 8 - SALES TO MAJOR CUSTOMERS

     A substantial portion of the Company's business is dependent upon sales to the Major Customer in one industry, the loss of which would have a material adverse effect on the Company's financial position and results of operations. The Major Customer accounted for approximately 83%, 92% and 85% of total sales for the six months ended June 30, 2002, and for the years ended December 31, 2001 and 2000, respectively. The Major Customer also comprised approximately 88%, 87% and 80% of total accounts receivable as of June 30, 2002, December 31, 2001 and 2000, respectively. The Company is actively attempting to expand its customer base to lessen the effect of this concentration risk by recruiting and training new sales staff to increase sales in other markets and to add new customers.

NOTE 9 - INCOME TAXES

     The provision (benefit) for income taxes consists of the following for the six months ended June 30, 2002, and for the years ended December 31, 2001 and 2000:

                                  2002            2001            2000
Current:
        Federal              $   82,319      $   (381,299)   $   1,511,212
        State                    23,098               800          381,500
        Total                   105,417          (380,499)       1,892,712

Deferred:
        Federal              $        -      $    149,000    $    (121,635)
        State                         -            (1,600)         (28,620)
        Total                         -           147,400         (150,255)
Total                        $  105,417      $   (233,099)   $   1,742,457

     A reconciliation of the statutory federal income tax rate with the Company's effective tax rate for the six months ended June 30, 2002, and for the years ended December 31, 2001 and 2000, is approximately as follows:

                                                        2002               2001            2003
Federal statutory rate
State income taxes, net of federal benefit               34.0%             (34.0)%          34.0%
Nondeductible expenses                                    4.2                  -             5.9
Valuation allowance                                       0.3                3.8             0.3
Adjustment to estimated income tax accrual               (19.0)             13.8               -
Other, net                                                 0.1              (1.6)              -

Total                                                     19.6%            (18.0)%          42.2%


     Significant components of the Company's deferred income taxes assets (liabilities) consist approximately of the following at June 30, 2002 and December 31, 2001 and 2000:

                                              2002               2001            2003

Depreciation and amortization          $    (24,000)       $    (14,700)   $    (19,800)
Bad debts reserves                            8,500               8,500           9,425
Inventory reserves                          121,300             206,300               -
Warranty reserve                             (3,900)             21,100               -
Other accrued expenses                       (2,500)                  -               -
State net operating loss carryforwards       32,500              25,000          157,775
Total                                       131,900             246,200          147,400
        Less valuation allowance           (131,900)           (246,200)               -
Total                                  $          -        $          -    $     147,400


     Realization of the deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of the loss carry forwards. A full valuation allowance has been established for the deferred tax assets because of the uncertainty that such deferred tax assets will be realized. For the six months ended June 30, 2002, the valuation allowance decreased by approximately $114,300. The change in the valuation allowance was a net increase of approximately $233,000 and $0 for the years ended December 31, 2001 and 2000, respectively. At June 30, 2002, net operating loss (NOL) carry forwards were approximately $360,000 for state tax purposes and expire in 2013. The amount of the deferred tax assets considered realizable, however, could change in the near term if future taxable income during the carry forward period varies from management's estimates.

NOTE 10 - DEFINED CONTRIBUTION PLAN

     The Company adopted a 401k Plan in January 2001 covering all eligible employees after 90 days pf employment with the Company. Eligible employees may contribute up to 15% of their compensation to the 401k Plan, subject to statutory limitations. The Company's Board of Directors may contribute a discretionary amount up to 6% of the employee's eligible compensation. The Company did not make any contributions for the six months ended June 30, 2002, and for the year ended December 31, 2001.

NOTE 11 - TRANSITION PERIOD COMPARATIVE DATA

     The following table presents certain financial information for the six months ended June 30, 2002 and 2001, respectively:

                                                                June 30,
                                                        2002                    2001
Revenues                                           $   4,069,915          $   5,246,065

Gross Profit                                           1,835,276                998,600

Income (loss) before income taxes                        538,227               (614,045)

Income tax epense (benefit)                              105,417               (240,323)

Net income (loss)                                        432,810               (373,722)

Earnings (loss) per share - basic and diluted               0.07                  (0.06)

Weighted average common shares outstanding              5,806,128             5,806,128


Report of Independent Accountants


To the Board of Directors and Stockholders
Immecor Corporation:


In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders equity and of cash flows present fairly, in all material respects, the financial position of Immecor Corporation at June 30, 2002 and December 31, 2001, and the results of its operations and its cash flows for the six months ended June 30, 2002 and for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of the Company at December 31, 2000, and for the year then ended were audited by other independent accountants whose report dated March 9, 2001, expressed an unqualified opinion on those statements.


/s/ PricewaterhouseCoopers LLP



San Francisco, California
December 16, 2002

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