Form 10-Q
period 2002-09-30
IMMECOR CORP
filed 2003-01-09
CIK 1039962

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 2002

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

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,806,128 shares of common stock as of September 30, 2002.

         Transitional Small Business Disclosure Format Yes [  ]  No [X]

                              IMMECOR CORPORATION

                                     INDEX
                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Balance sheets at September 30, 2002 (unaudited) and June 30, 2002 Statements of operations (unaudited) for the three months ended September 30, 2001 and 2002
         Statements of cash flows (unaudited) for the three months ended September 30, 2001 and 2002
         Notes to condensed financial statements (unaudited)

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

                            IMMECOR CORPORATION
                               Balance Sheets

                                   ASSETS
                                                                     September 30,          June 30,
                                                                     2002                   2002
                                                                    (unaudited)
Current assets:
Cash                                                               $      720,109    $       482,855
Accounts receivable, net of allowance for doubtful
accounts of $22,000 and $22,000                                           465,956            740,887
Inventories, net of inventory reserve of $288,710 and $288,914          1,483,123          1,676,993
Notes receivable - current                                                 25,854             26,448
Deposits                                                                   41,976             41,976

     Total current assets                                               2,737,018          2,969,159

Property and equipment, net                                               327,750            358,665
Notes receivable                                                          129,057             55,191

     Total assets                                                  $    3,193,825    $     3,383,015

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Line of credit                                                     $      206,765    $       388,627
Note payable                                                                    -             34,250
Accounts payable                                                          414,685            368,146
Accrued bonuses                                                           113,244            113,244
Accrued liabilities                                                       160,644            199,258
Income taxes payable                                                            -             40,524

     Total current liabilities                                            895,338          1,144,049

Stockholders' equity:
Common stock, no par value, 50,000,000 shares authorized:
5,806,128 shares issued and outstanding                               288,855            288,855
Retained earnings                                                       2,009,632          1,950,111

     Total stockholders' equity                                         2,298,487          2,238,966

     Total liabilities and stockholders' equity                    $    3,193,825    $     3,383,015


                             IMMECOR CORPORATION
                          Statements of Operations

                                                                          For the three months
                                                                           ended September 30,
                                                                       2002                  2001
                                                                                (unaudited)

Net sales                                                          $   2,553,747         $  2,261,970
Cost of sales                                                          1,820,760            1,392,431

     Gross profit                                                        732,987              869,539

Operating expenses:
     Sales and marketing                                                  63,142               28,844
     Research and development                                            102,297              177,733
     General and administrative                                          454,689              615,128

     Operating income                                                    112,859               47,834

Other income (expense):
     Other income (expense)                                                   27             (21,629)
     Interest income                                                       3,450                6,125
     Interest expense                                                    (9,311)            (178,201)

Income (loss) before income taxes                                        107,025            (145,871)

Income tax provision (benefit)                                            47,504             (18,266)

     Net income (loss)                                             $      59,521         $ (127, 605)

Net income (loss) per share -
       basic and diluted                                           $        0.01      $        (0.02)

Weighted average shares
       outstanding - basic and diluted                                 5,806,128            5,806,128


                             IMMECOR CORPORATION
                          Statements of Cash Flows

                                                                               For the three months
                                                                                ended September 30,
                                                                             2002              2001
                                                                                    (unaudited)

Cash flows from operating activities:
     Net income (loss)                                                 $       59,521    $    (127,605)
       Adjustments to reconcile net income (loss) to net cash
          provided by (used in) operating activities:
          Depreciation and amortization                                        30,915            24,992
          Deferred income taxes                                                     -           126,800
          Reserve for inventories                                               (204)            50,000
          Cash effect of changes in operating assets and liabilities:
          Accounts receivable                                                 274,931           147,985
          Inventories                                                         194,074           681,774
          Prepaid expenses                                                          -         (125,412)
          Accounts payable                                                     46,539         (854,714)
          Accrued bonuses and liabilities                                    (38,614)          (74,400)
          Income taxes payable                                               (40,524)         (851,833)

           Net cash provided by (used in) operating activities                526,638       (1,002,413)

Cash flows from investing activities:
     Proceeds from notes receivable                                             7,291             1,650
     Issuance of notes receivable                                            (80,563)                 -

           Net cash (used in) provided by investing activities               (73,272)             1,650

Cash flows from financing activities:
     Net borrowings (repayments) from line of credit                        (181,862)           139,984
     Borrowings from note payable                                                   -           455,186
     Repayments on note payable                                              (34,250)          (76,005)

           Net cash (used in) provided by financing activities              (216,112)           519,165

           Net change in cash                                                 237,254         (481,598)

Cash, beginning of period                                                     482,855           498,636

Cash, end of period                                                    $      720,109    $       17,038


                              IMMECOR CORPORATION
              NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1:  Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited interim financial statements included in this Form 10-QSB have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
The results of operations for any interim period are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002 as filed with the Securities and Exchange Commission.

The unaudited financial statements presented herein as of September 30, 2002, and for the six months ended June 30, 2002 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods. The financial data and other information disclosed in these notes to the financial statements related to these periods are unaudited. The balance sheet data at June 30, 2002 is derived from the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002.

Basic and Diluted Net Income Per Share

Basic earnings per share amounts are computed using the weighted average number of common stock shares outstanding in each period. There are no potentially dilutive securities.

Note 2:  Sales to Major Customer

A material part of the Company's business is dependent upon sales to major customers, the loss of which would have a material adverse effect on the Company's financial position and results of operation and cash flows. One customer accounted for 76% and 87% of total sales for the three months ended September 30, 2002 and 2001, respectively. The Company has hired additional sales personnel in an attempt to expand its customer base to lessen the effect of having one major customer.

Note 3:  Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Note 4:  Inventories

Included in cost of sales for the three months ended September 30, 2001 is approximately $586,000 of inventory write-downs related to obsolete, slow-moving or non-saleable inventory. For the three months ended September 30, 2002, the Company did not make any significant adjustments to its inventory reserves.

Note 5:  Line of Credit

The Company has a $1,500,000 line of credit, which expires December 20, 2002. Advances under the line of credit cannot exceed 80% of eligible accounts receivable and is collateralized by all accounts receivable, inventory and equipment, and a personal guarantee by one of the Company's stockholder.
The available borrowing base on the line of credit as of September 30, 2002 was approximately $140,280.

Note 6:  Income Taxes

The effective income tax rates for the three months ended September 30, 2002 and 2001 are based on the federal statutory income tax rate, increased for the effect of state income taxes, and decreased by the effect of graduated rates, nondeductible expenses and other permanent differences.

Note 7:  Change in Fiscal Year

The Company changed its fiscal year end from December 31, to June 30, effective July 1, 2002. Accordingly, the Company is presenting quarterly unaudited financial statements and accompanying notes for the quarters ended September 30, 2002 and 2001 on this Form 10Q-SB.

Note 8:  Related Party Transactions

Included in the Companys notes receivable at September 30, 2002 and June 30, 2002, are amounts due from stockholder-employees of approximately $83,000 and $22,000, respectively. Also included in accrued bonuses and accrued liabilities are deferred bonus and salaries due to stockholder-employees of approximately $157,000 and $198,000 at September 30, 2002 and June 30, 2002, respectively.

Note 9:  Recent Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards
(SFAS)No. 142, Goodwill and Other Intangible Assets, which changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS No. 142. SFAS No.
142 is effective for the Company's transition period beginning January 1, 2002. The Company's adoption of SFAS No. 142 had no effect on the Companys results of operations or financial position.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal Of Long-Lived Assets, which establishes one accounting model to be used for long-lived assets to be disposed of by sale, whether previously used or newly acquired. SFAS No. 144 is effective for the Company's transition period beginning January 1, 2002. The Companys adoption of SFAS No. 144 had no effect on the Company's results of operations or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS FOR THE Three Months ended September 30, 2002 and 2001

Net Sales

Net sales increased by $291,777 or 13% from $2,261,970 for the three months ended September 30, 2001 to $2,553,747 for the three months ended September 30, 2002.

The increase in sales is primarily due to new customers that have diversified the customer base. The Company does acknowledge that a continued downturn in the economic conditions and a continued weak demand for technology related products may have an adverse effect on the Company's financial results.

Gross Profit

Gross profits decreased $136,552 or 16% from $869,539 for the three months ended September 30, 2001 to $732,987 for the three months ended September 30, 2002. As a percentage of net sales, gross profits decreased from 38% for the three months ended September 30, 2001 to 29% for the three months ended September 30, 2002.

The decrease in gross profit as a percentage of net sales can be attributed to new customer sales that carry a lower profit margin. The Company acknowledges that pricing pressures due to the competitive market, changes in sales volume, and changes in customer demand due to the slow economy, may adversely impact our gross profits in upcoming quarters.

Operating Expenses

Sales and marketing expenses increased $34,298 from $28,844 for the three months ended September 30, 2001 to $63,142 for the three months ended September 30, 2002. The increase in expenses is due to costs associated with the expansion of our sales staff in order to expand our customer base and to better serve and meet our customer needs.

Research and development expense decreased $75,436 from $177,733 for the three months ended September 30, 2001 to $102,297 for three months ended September 30, 2002. The decrease is due to lesser demand for new products due to current economic conditions and variations in the Company's normal development cycle for new products. The Company expenses all of research and development costs as they are incurred. The Company expects to continue to invest in system design, and other research and development initiatives. Research and development expenses consist of payroll and related expenses for certification, fabrication, and cost of materials for prototyping and testing units.

General and administrative expenses decreased $160,439 from $615,128 for the three months ended September 30, 2001 to $454,689 for the three months ended September 30, 2002. The decrease is primarily due to a nonrecurring tax penalty in 2001 and other reductions in controllable variable expenses.

Income Taxes

Pre-tax income for the three months ended September 30, 2002, resulted in a tax provision of $47,504. Tax provisions and benefits are based upon management's estimate of the Company's expected annualized effective tax rates.

Liquidity and Capital Resources

On September 30, 2002 and June 30, 2002, the Company had net working capital of $1,841,680 and $1,825,110 respectively. The increase in working capital of $16,570 from June 30, 2002 to September 30, 2002 was primarily due to the increase in cash and decrease in the line of credit balance and taxes payable.

The Company had net cash provided in operating activities of $526,638 for the three months ended September 30, 2002 compared to net cash used in operating activities of $1,002,413 for the three months ended September 30, 2001. The $1,529,051 increase is primarily due to lower payments on accounts payable, accrued bonuses and liabilities, income taxes payable and a net income during the three months ended September 30, 2002, versus a net loss during the three months ended September 30, 2001.

The Company had net cash used in investing activities of $73,272 for the three months ended September 30, 2002 compared to net cash provided by investing activities of $1,650 for the three months ended September 30, 2001. The $74,922 decrease relates primarily to the issuance of new notes receivable to certain stockholder-employees.

The Company had net cash used in financing activities of $216,112 for the three months ended September 30, 2002 compared to net cash provided by financing activities of $519,165 for the three months ended September 30, 2001. The $735,277 decrease is due to payments on the line of credit and note payable with no new borrowings on note payable.

Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties in the semiconductor equipment and medical diagnostic equipment industries. At present, management believes that future cash flows from operations and its existing institutional financing will be sufficient to fund all of the Company's cash requirements for the remaining nine months of the fiscal year ending June 30, 2003.

                             PART II.
                       OTHER INFORMATION

Item 1.  Legal Proceedings

There were no legal proceedings pending against the Company during the period ended September 30, 2002. In October 2002, the Company received a lawsuit from R.G. Technical for approximately $63,000, stating that R.G. Technical had a contractual agreement with Immecor for services performed on behalf of Genex, a vendor to Immecor. The Company disputes the lawsuit and believes that there is not a basis for the current lawsuit, or that Immecor had a contractual obligation to R.G. Technical. Immecor is requesting that the lawsuit be dismissed and if the lawsuit is not dismissed, the Company will proceed with full legal action against R.G. Technical for malicious prosecution.

Item 2.  Changes in Securities

There were no changes in rights of securities holders during the period ended September 30, 2002.

Item 3.  Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended September 30, 2002.

Item 4.  Submission of Matters to a Vote of Security-Holders

There were no matters submitted to the vote of securities holders during the period ended September 30, 2002.

Item 5.  Other Information

There were no major contracts signed during the period ended September 30, 2002.

Item 6.  Exhibits and Reports on Form 8-K

There were no exhibits or Form 8-K filed during the period ended September 30, 2002.

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

I, Heinot H. Hintereder, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Immecor Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


Date: December 13, 2002


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

I, William L. Lindgren, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Immecor Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


Date: December 13, 2002

By:  /s/ William L. Lindgren
----------------------------
William L. Lindgren
Chief Financial Officer