Form 10QSB
period 2002-12-31
IMMECOR CORP
filed 2003-03-11
CIK 1039962

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,806,128 shares of common stock as of December 31, 2002.

          Transitional Small Business Disclosure Format Yes [ ] No [X]

                              IMMECOR CORPORATION

                                      INDEX
                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Balance sheets at December 31, 2002 (unaudited) and June 30, 2002 Statements of operations (unaudited) for the three and six months ended December 31, 2001 and 2002
        Statements of cash flows (unaudited) for the six months ended December 31, 2001 and 2002
        Notes to condensed financial statements (unaudited)

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


                           FORWARD LOOKING STATEMENTS

Immecor Corporation (the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Form 10-QSB or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in the Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that may affect the Company's results include, but are not limited to, the Company's limited history of profitability, its dependence on a limited number of customers and key personnel its possible need for additional financing and its dependence on certain industries. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's filings with the Securities and Exchange Commission. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those anticipated events. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of these assumptions could prove inaccurate, including, but not limited to, statements as to our future operating results and business plans. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                               IMMECOR CORPORATION
                                 Balance Sheets

                                     ASSETS

                                                                                December 31,    June 30,
                                                                                2002            2002
                                                                                (unaudited)
Current assets:
Cash ............................................................................   $  620,283   $  482,855
Accounts receivable, net of allowance for doubtful
accounts of $22,000 and $22,000 .................................................      433,268      740,887
Inventories, net of inventory reserve of $220,812 and $288,914 ..................    1,431,960    1,676,993
Notes receivable - current ......................................................       16,763       26,448
Deposits ........................................................................       51,976       41,976

     Total current assets .......................................................    2,554,250    2,969,159

Property and equipment, net .....................................................      296,835      358,665
Notes receivable ................................................................      138,341       55,191

     Total assets ...............................................................   $2,989,426   $3,383,015

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Line of credit ..................................................................   $  302,558   $  388,627
Note payable ....................................................................         --         34,250
Accounts payable ................................................................      187,935      368,146
Accrued bonuses .................................................................       73,251      113,244
Accrued liabilities .............................................................      164,781      199,258
Taxes payable ...................................................................        1,557       40,524

     Total current liabilities ..................................................      730,082    1,144,049

Stockholders' equity:
Common stock, no par value, 50,000,000 shares authorized:
    5,806,128 shares issued and outstanding .....................................      288,855      288,855
Retained earnings ...............................................................    1,970,489    1,950,111

     Total stockholders  equity .................................................    2,259,344    2,238,966

     Total liabilities and stockholders  equity .................................   $2,989,426   $3,383,015


                               IMMECOR CORPORATION
                            Statements of Operations

                                    For the three months          For the six months
                                    ended December 31,            ended December 31,
                                    2002           2001           2002           2001
                                    (unaudited)                   (unaudited)

Net sales .......................   $ 1,833,292    $ 2,258,761    $ 4,387,039    $ 4,520,737

Cost of sales ...................     1,410,250      2,711,231      3,231,010      4,103,662

     Gross profit ...............       423,042       (452,464)     1,156,029        417,075

Operating expenses:
     Sales and marketing ........        62,938         38,716        126,080         65,560
     Research and development ...           371         20,425        102,668        298,188
     General and administrative .       318,012         12,354        772,701        527,452

     Operating income ...........        41,721       (521,959)       154,580       (474,125)

Other income (expense):
     Other income (expense) .....           (49)        (3,665)           (22)       (25,271)
     Interest income ............         2,460          1,029          5,910          7,154
     Interest expense ...........       (10,931)        (8,979)       (20,242)      (187,179)

Income (loss) before income taxes        33,201       (533,549)       140,226       (679,421)

Income tax provision (benefit) ..       (70,720)        25,491       (118,224)        (7,224)

     Net income (loss) ..........   $   (37,519)   $  (508,058)   $    22,002    $  (686,645)

Net income (loss) per share -
       basic and diluted ........   $    (0.006)   $     (0.09)   $    (0.003)   $     (0.12)

Weighted average shares
outstanding - basic and diluted .     5,806,128      5,806,128      5,806,128      5,806,128


                               IMMECOR CORPORATION
                            Statements of Cash Flows

                                                                             For the six months
                                                                             ended December 31,
                                                                             2002      2001
                                                                             unaudited)

Cash flows from operating activities:
     Net income (loss) ..............................................   $    20,002    $  (686,645)
       Adjustments to reconcile net income (loss) to net cash
          provided by (used in) operating activities:
          Depreciation and amortization .............................        61,830         35,719
          Deferred income taxes .....................................          --          172,500
          Reserve for inventories ...................................        68,102        199,386
          Cash effect of changes in operating assets and liabilities:
          Accounts receivable .......................................       307,619         78,966
          Income tax recoverable ....................................          --         (380,297)
          Inventories ...............................................       176,931      1,451,977
          Prepaid expenses ..........................................       (10,000)        14,520
          Accounts payable ..........................................      (180,211)       406,385
          Accrued bonuses and liabilities ...........................       (74,470)      (229,618)
          Income taxes payable ......................................       (38,967)    (1,300,535)

           Net cash provided by (used in) operating activities ......       330,836       (237,642)

Cash flows from investing activities:
     Proceeds from notes receivable .................................        12,677         48,369
     Issuance of notes receivable ...................................       (86,142)       (50,369)

           Net cash (used in) provided by investing activities ......       (73,465)        (2,000)

Cash flows from financing activities:
     Net borrowings (repayments) from line of credit ................       (86,069)       142,737
     Borrowings from note payable ...................................          --             --
     Repayments on note payable .....................................       (34,250)      (371,307)

           Net cash (used in) provided by financing activities ......      (120,319)      (228,570)

           Net change in cash .......................................       137,052       (468,212)

Cash, beginning of period ...........................................       482,855        498,636

Cash, end of period .................................................   $   619,907    $    30,424

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

The unaudited financial statements presented herein as of December 31, 2002 and for the six months ended June 30, 2002 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods. The financial data and other information disclosed in these notes to the financial statements related to these periods are unaudited. The balance sheet data at June 30, 2002 is derived from the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002.

Basic and Diluted Net Income Per Share

Basic earnings per share amounts are computed using the weighted average number of common stock shares outstanding in each period. There are no potentially dilutive securities.

Note 2: Sales to Major Customer

A material part of the Company's business is dependent upon sales to major customers, the loss of which would have a material adverse effect on the Company's financial position and results of operation and cash flows. One customer accounted for 74% and 95% of total sales for the three months ended December 31, 2002 and 2001, respectively. The Company sales personnel are attempting to expand its customer base to lessen the effect of having one major customer.

Note 3: Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Note 4: Inventories

For the three months ended December 31, 2002, the Company adjusted inventory reserves by $68,102, no further adjustments were made to inventory.

Note 5: Line of Credit

The Company has a $1,500,000 line of credit, which expires December 20, 2003. Advances under the line of credit cannot exceed 80% of eligible accounts receivable and is collateralized by all accounts receivable, inventory and equipment, and a personal guarantee by the Company's majority stockholder. The available borrowing base on the line of credit as of December 31, 2002 was $302,558.

Note 6: Income Taxes

The effective income tax rates for the three months ended December 31, 2002 and 2001 are based on the federal statutory income tax rate, increased for the effect of state income taxes, and decreased by the effect of graduated rates, nondeductible expenses and other permanent differences.

Note 7: Related Party Transactions

Included in the Company's notes receivable at December 31, 2002 and June 30, 2002, are amounts due from stockholder-employees of approximately $83,000 and $21,000, respectively. Also included in accrued bonuses and accrued liabilities are deferred bonus and salaries due to stockholder-employees of approximately $167,000 and $198,000 at December 31, 2002 and June 30, 2002, respectively.

Note 8: Recent Accounting Pronouncements

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

In August 2001, the FASB issued SFAS No.144, Accounting for the Impairment or Disposal Of Long-Lived Assets, which establishes one accounting model to be used for long-lived assets to be disposed of by sale, whether previously used or newly acquired. SFAS No.144 is effective for the Company's transition period beginning January 1, 2002. The Company's adoption of SFAS No.144 had no effect on the Company's results of operations or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS FOR THE SIX MONTHS AND Three Months ended
December 31, 2002 and 2001

Net Sales

Net sales decreased by $725,469 or 32% from $2,258,761 for the three months ended December 31, 2001 to $1,833,292 for the three months ended December 31, 2002. Net sales decreased $133,698 or 3% from $4,520,737 for the six months ended December 31, 2001 to $4,387,039 for the six months ended December
31, 2002.

The decrease in sales is due to a weaker economy and a weak demand for technology related products. The Company does acknowledge that a continued downturn in the economic conditions and a continued weak demand for technology related products could have an adverse effect on the Company's financial results.

Gross Profit

Gross profits increased $875,506 or 193% from $(452,464) for the three months ended December 31, 2001 to $423,042 for the three months ended December 31, 2002. As a percentage of net sales, gross profits increased from (20)% for the three months ended December 31, 2001 to 23% for the three months ended December 31, 2002.

Gross profits increased $738,954 or 177% from $417,075 for the six months ended December 31, 2001 to $1,156,029 for the six months ended December 31, 2002. As a percentage of net sales, gross profits increased from 9% for the six months ended December 31, 2001 to 26% for the six months ended December 31, 2002.

The increase in gross profit as a percentage of net sales can be attributed to new customer sales, new product sales that carry a higher profit margin and the change in the fiscal year end period. The Company acknowledges that pricing pressures due to the competitive market, changes in sales volume, and changes in customer demand due to the slow economy, may adversely impact future gross profits in upcoming quarters.

Operating Expenses

Sales and marketing expenses increased $24,222 from $38,716 for the three months ended December 31, 2001 to $62,938 for the three months ended
December 31, 2002. Sales and marketing expenses increased $60,520 from $65,560 for the six months ended December 31, 2001 to $126,080 for the six months ended December 31, 2002. The increase in expenses are due to costs associated with the expansion of our sales staff, marketing materials and website improvements in order to expand our customer base.

Research and development expense decreased $20,054 from $20,425 for the three months ended December 31, 2002 to $371 for three months ended
December 31, 2002. Research and development expenses decreased $195,520 from $298,188 for the six months ended December 31, 2001 to $102,668 for the six months ended December 31, 2002. The decrease is primarily due cyclical nature of the Company's development cycle for new products. The Company expenses all of research and development costs as they are incurred. Research and development expenses consist of payroll and related expenses for certification, fabrication, and cost of materials for prototyping and testing units.

General and administrative expenses increased $305,658 from $12,354 for the three months ended December 31, 2001 to $318,012 for the three months ended December 31, 2002. General and administrative expenses increased $245,249 from $527,452 for the six months ended December 31, 2001 to $772,701 for the six months ended December 31, 2002. The increase is due to the change in fiscal year end and expenses associated with the change of the fiscal year end.

Liquidity and Capital Resources

On December 31, 2002 and June 30, 2002, the Company had net working capital of $1,824,168 and $1,825,110 respectively. The decrease in working capital of $942 from June 30, 2002 to December 31, 2002 was primarily due a reduction in current assets.

The Company had net cash provided in operating activities of $330,836 for the six months ended December 31, 2002 compared to net cash used in operating activities of $(237,642) for the six months ended December 31, 2001. The $568,478 increase is primarily due to lower payments on accounts payable, accrued bonuses and liabilities, income taxes payable and a net income during the six months ended December 31, 2002, versus a net loss during the six months ended December 31, 2001.

The Company had net cash used in investing activities of $(73,465) for the six months ended December 31, 2002 compared to net cash used in investing activities of $(2,000) for the six months ended December 31, 2001. The $71,465 increase relates primarily to the issuance of new notes receivable to certain stockholder-employees.

The Company had net cash used in financing activities of $(120,319) for the six months ended December 31, 2002 compared to net cash used in financing activities of $(228,570) for the six months ended December 31, 2001. The $108,251 decrease is due to payments on the line of credit and note payable with no new borrowings on note payable.

Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties in the technology equipment and medical equipment industries.
At present, management believes that future cash flows from operations and its existing institutional financing will be sufficient to fund all of the Company's cash requirements for the remaining six months of the fiscal year ending June 30, 2003.

PART II.
OTHER INFORMATION

Item 1. Legal Proceedings

There were no legal proceedings pending against the Company during the period ended December 31, 2002. In October 2002, the Company received a lawsuit from R.G. Technical for approximately $63,000, stating that the R.G. Technical had a contractual agreement with Immecor for services performed on behalf of Genex, a vendor to Immecor. The Company disputes the lawsuit and believes that there is not a basis for the current lawsuit, or that Immecor had a contractual obligation to R.G. Technical. Immecor is requesting that the lawsuit be dismissed and if the lawsuit is not dismissed, the Company will proceed with full legal action against R.G. Technical for malicious prosecution.

Item 2. Changes in Securities

There were no changes in rights of securities holders during the period ended December 31, 2002.

Item 3. Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended December 31, 2002.

Item 4. Submission of Matters to a Vote of Security-Holders

There were no matters submitted to the vote of securities holders during the period ended December 31, 2002.

Item 5. Other Information

There were no major contracts signed during the period ended December 31, 2002.

Item 6. Exhibits and Reports on Form 8-K

There were no exhibits or Form 8-K filed during the period ended
December 31, 2002.

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


Date: February 18, 2002


By: /s/ Heinot H. Hintereder
----------------------------
Heinot H. Hintereder
Chief Executive Officer

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


Date: February 18, 2002


By: /s/ William L. Lindgren
---------------------------
William L. Lindgren
Chief Financial Officer