Form 10QSB
period 2003-03-31
IMMECOR CORP
filed 2003-06-04
CIK 1039962

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,806,128 shares of common stock as of March 31, 2003.

          Transitional Small Business Disclosure Format Yes [ ] No [X]

                               IMMECOR CORPORATION

                                      INDEX
                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Balance sheets at March 31, 2003 (unaudited) and June 30, 2002 Statements of operations for the three and nine months ended March 31, 2003 and 2002 (unaudited)
        Statements of cash flows for the nine months ended
        March 31, 2003 and 2002 (unaudited)
        Notes to condensed financial statements (unaudited)

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


                           FORWARD LOOKING STATEMENTS

Immecor Corporation (the Company)cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Form 10-QSB or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in the Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "expect", "believe", "anticipate", "intend", "could", "estimate", or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors that may affect the Company's results include, but are not limited to, the Company's limited history of profitability, its dependence on a limited number of customers and key personnel, its possible need for additional financing and its dependence on certain industries. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's filings with the Securities and Exchange Commission.

                               IMMECOR CORPORATION
                                 Balance Sheets

                                     ASSETS

                                                                    March 31,              June 30,
                                                                     2003                   2002
                                                                    (unaudited)            (audited)
Current assets:
Cash                                                               $      472,665    $       482,855
Accounts receivable
(less allowance for doubtful accounts of $22,000 and $22,000)             896,917            740,887
Inventories (less inventory reserves of $220,812 and $439,830)          1,594,869          1,676,993
Notes receivable - current                                                 10,589             26,448
Prepaid and other assets                                                   47,074             41,976
     Total current assets                                               3,022,114          2,969,159

Equipment and improvements, net                                           266,188            358,665
Notes receivable                                                          137,029             55,191

     Total assets                                                  $    3,425,331    $     3,383,015

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Line of credit                                                     $      499,693    $       388,627
Note payable                                                                   --             34,250
Accounts payable                                                          504,523            368,146
Accrued liabilities                                                       121,171            199,258
Accrued bonuses                                                                --            113,244
Taxes payable                                                               1,069             40,524
     Total current liabilities                                          1,126,456          1,144,049

Stockholders Equity:
Common stock, no par value, 50,000,000 shares authorized;
5,806,128 shares issued and outstanding                            $      288,855    $       288,855
Retained earnings                                                       2,010,020          1,950,111

     Total stockholders equity                                     _    2,298,875          2,238,966

     Total liabilities and stockholders' equity                    $    3,425,331    $     3,383,015

The accompanying notes are an intergral part of these financial statements

                               IMMECOR CORPORATION
                            Statements of Operations

                                       For the three months ended,        For the nine months ended,
                                       March 31,                          March 31,
                                       2003                    2002       2003                     2002
                                                (unaudited)                         (unaudited)

Net sales                              $   1,804,412    $ 1,777,548       $   6,191,451  $    6,298,285
Cost of sales                              1,232,333        992,317           4,463,343       5,095,979

     Gross profit                            572,079        785,231           1,728,108       1,202,306

Sales and marketing                           52,124         63,599             178,204          60,407
Research and development                       3,238         38,070             105,906         113,298
General and administrative                   469,393        593,246           1,242,094       1,412,410

     Operating income (loss)                  47,324         90,316             201,904       (383,809)

Other (income) expense
     Interest expense                         10,783         12,823              31,025         200,002
     Interest income                         (2,746)        (2,359)             (8,656)         (9,513)
     Other (income) expense                    (242)          (188)               (220)          25,083

(Loss) income before income taxes             39,485         80,040             179,755       (599,381)

Income tax expense (benefit)                     (0)         20,570             118,224          13,346

     Net (loss) income                 $      39,485    $    59,470       $      61,531  $    (586,035)
Net (loss) income per share -
       basic and diluted               $0.006           $0.01             $0.01          $(0.10)

Weighted average shares used in
     computing net income (loss) per
     share, basic and diluted              5,806,128      5,806,128           5,806,128       5,806,128


                               IMMECOR CORPORATION
                            Statements of Cash Flows

                                                                          For the nine months ended,
                                                                          March 31,
                                                                          2003                     2002
                                                                                    (unaudited)

Cash flows from operating activities:
     Net (loss) income                                                 $       61,531         (586,035)
       Adjustments to reconcile net (loss) income to net cash
          provided by (used in) operating activities:
          Depreciation and amortization                                        92,477            35,676
          Deferred income taxes                                                    --           187,000
          Reserve for inventories                                                  --         (439,830)
          Changes in operating assets and liabilities:
          Accounts receivable                                               (157,172)            82,979
          Income tax recoverable                                                   --         (359,727)
          Inventories                                                          82,944         2,433,656
          Prepaid and other assets                                            (5,098)             (236)
          Accounts payable                                                    136,378         (282,166)
          Accrued expenses                                                  (192,477)          (79,400)
          Income taxes payable                                               (39,455)       (1,300,535)
           Net cash (used in) provided by operating activities               (20,871)         (349,758)

Cash flows from investing activities:
     Purchase of property and equipment                                            --                --
     Proceeds from notes receivable                                            16,705            30,093
     Increase in notes receivable                                            (82,837)           (3,375)
           Net cash provided by (used in) investing activities               (66,132)            26,718

Cash flows from financing activities:
     Net borrowings (repayments) from line of credit                          111,066           245,789
     Borrowings from note payable                                                  --                 -
     Repayments on note payable                                              (34,250)         (386,307)
           Net cash provided by financing activities                           76,816         (140,518)

           Net change in cash                                                (10,187)         (463,558)

Cash balance, beginning of period                                             482,855           498,636
Cash balance, end of period                                            $      472,665    $       35,078


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

The unaudited financial statements presented herein as of and for the three and nine months ended March 31, 2003 and March 31, 2002 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods. The financial data and other information disclosed in these notes to the financial statements related to these periods are unaudited.

Net Income (Loss)Per Share
Basic earnings (loss) per share amounts are computed using the weighted average number of common stock shares outstanding in each period. There are no potentially dilutive securities.

Note 2:  Sales to One Major Customer
A material part of the Company's business is dependent upon sales to major customers, the loss of which would have a material adverse effect on the Company's financial position and results of operation and cash flows. One customer accounted for 60% and 80% of total sales for the three months ended March 31, 2003 and 2002, respectively. One customer accounted for 69% and 85% of total sales in the nine months ended March 31, 2003 and 2002, respectively. The Company is attempting to expand its customer base to lessen the effect of having one major customer.

Note 3:  Line of Credit
The Company has a $1,500,000 line of credit, which expires December 20, 2003. Advances under the line of credit cannot exceed 80% of eligible accounts receivable and is collateralized by all accounts receivable, inventory and equipment. The line of credit is also personally guaranteed by the Company's majority stockholder. The available borrowing base on the line of credit as of March 31, 2003 was approximately $79,200.

Note 4:  Income Taxes
The effective income tax rates for the nine months ended September 30, 2001 and 2000 are based on the federal statutory income tax rate, increased for the effect of state income taxes, and decreased by the effect of nondeductible expenses and other temporary differences.

Note 5: Recent Accounting Pronouncements
In November 2002, the FASB's Emerging Issues Task Force, or EITF, finalized EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. It also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. EITF 00-21 does not apply to deliverables in arrangements to the extent the accounting for such deliverables are within the scope of other existing higher-level authoritative accounting literature. The Company does not believe that the adoption of EITF Issue 00-21 will have a significant effect on its financial statements or operations.

In December 2002, the FASB issued SFAS No.148, "Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of FASB Statement No.123. SFAS No.148 provides alternative methods of transition for a voluntary change to the fair market value based method of accounting for stock-based compensation. The Company does not presently expect to make such a voluntary change. In addition, SFAS No.148 amends the disclosure requirements of SFAS No.123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results and have been reflected in Note 2, Stock Based Compensation. The Company does not believe that the adoption will have an impact on its financial statements.

In November 2002, FASB Interpretation No.45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No.5, 57, and 107 and Rescission of FASB Interpretation No.34, (FIN 45) was issued. FIN 45 clarifies the requirements of SFAS No.5, Accounting for Contingencies, relating to guarantors accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are applicable to interim or annual periods that end after December 15, 2002, and did not have an impact on the March 31, 2003 financial statements. The provisions for initial recognition and measurement under FIN 45 are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The initial recognition and measurement provisions under FIN 45 did not have any impact on the Company's financial statements.

On January 17, 2003, the Financial Accounting Standards Board
(FASB or the Board) issued FASB Interpretation No.46, (FIN 46), Consolidation of Variable Interest Entities. The provisions will be the guidance that determines (1)whether consolidation is required under the controlling financial interest model of Accounting Research Bulletin No. 51 (ARB 51), Consolidated Financial Statements 51 (or other existing authoritative guidance) or, alternatively, (2)whether the variable interest model under FIN 46 should be used to account for existing and new entities. At this time, the Company does not have any entities that would be covered under FIN 46.

RESULTS OF OPERATIONS FOR THE Three and Nine Months ended March 31,2003 and 2002

Net Sales

Net sales increased by $26,864 or 1.5% from $1,777,548 for the three months ended March 31, 2002 to $1,804,412 for the three months ended March 31, 2003 and net sales decreased by $106,834 or 1.7% from $6,298,285 for the nine months ended March 31, 2002 to $6,191,451 for the nine months ended March 31, 2003 respectively. The decline in sales is primarily due to the lower demand for systems as a result of the general economic slowdown and weaker demand for technology related products. This decrease reflected the overall sluggishness of the United States economy in the first three months of 2003 causing customers and prospective customers to defer technology purchases.

Gross Profit

Gross profits decreased from $785,231 for the three months ended March 31, 2002 to $572,079 for the three months ended March 31, 2003. As a percentage of net sales, gross profits decreased from 44% for the three months ended March 31, 2002 to 32% for the three months ended March 31, 2003.

The decrease in gross profit as a percentage of net sales was primarily due to sales of lower margin products while the company develops new products and certain fixed costs being spread over lower revenues.

Gross profits increased from $1,202,306 for the nine months ended March 31, 2002 to $1,728,108 for the nine months ended March 31, 2003. As a percentage of net sales, gross profits increased from 19% for the nine months ended March 31, 2002 to 30% for the nine months ended for March 31, 2003.

The increase in gross profit as a percentage of sales was primarily due to new customers and new products that were developed during the nine months. The Company acknowledges that pricing pressures due to the competitive market, changes in sales volume, and changes in customer demand due to the slow economy, may adversely impact our gross profits in upcoming quarters.

Selling, General and Administrative Expenses

Sales and marketing expenses decreased $11,475 from $63,599 for the three months ended March 31, 2002 to $52,124 for the three months ended March 31, 2003. The decrease in expenses is primarily due to the reductions in promotional expenses. Sales and marketing expenses increased $117,797 from $60,407 for the nine months ended March 31, 2002 to $178,204 for the nine months ended March 31, 2003. The increase was due to commissions for the nine month period.

Research and development expense for the three months ended March 31, 2002 and March 31, 2003 was approximately $113,298 and $105,906, respectively. The Company expenses all of research and development costs as they are incurred. The Company expects to continue to invest in system design, and other research and development initiatives. Research and development expenses consist of payroll and related expenses for certification, fabrication, and cost of materials for prototyping and testing units.

General and administrative expenses decreased $123,853 from $593,246 for the three months ended March 31, 2002 to $469,393 for the three months ended
March 31, 2003. General and administrative expenses decreased $170,316 from $1,412,410 for the nine months ended March 31, 2002 to $1,242,094 for the nine months ended March 31, 2003. The decrease is primarily due to staff reductions and the company controlling expenses.

Liquidity and Capital Resources

On March 31, 2002 and 2003 the Company had net working capital of $2,238,966 and $2,298,875, respectively. The increase in working capital from 2002 to 2003 was primarily due to increased accounts receivable and long term notes receivable for the nine months ended March 31, 2003.

The Company had net cash used in operating activities of $20,871 for the nine months ended March 31, 2003 compared to net used in operating activities of $349,758 for the nine months ended March 31, 2002. The $328,887 difference is primarily due to the net loss for the nine months ended March 31, 2002 and reduction in income taxes recoverable.

The Company had net cash used by investing activities of $66,132 for the nine months ended March 31, 2003 compared to net cash provided by investing activities of $26,718 for the nine months ended March 31, 2002. The $92,850 difference relates primarily to an increase in long term notes.

The Company had net cash provided by financing activities of $76,816 for the nine months ended March 31, 2003 compared to net cash used by financing activities of $140,518 for the nine months ended March 31, 2002. The $217,334 difference relates primarily to an decrease in borrowings on line of credit and decrease in notes payable.

At present, management believes that future cash flows from operations and its existing institutional financing will be sufficient to fund all of the Company's cash requirements for the remaining three months of 2003. There were no substantial commitments for purchase orders outside the normal purchase orders used to secure product as of March 31, 2003.

                                    PART II.
                                OTHER INFORMATION

Item 1.     Legal Proceedings
In October 2002, the Company received a lawsuit from R.G. Technical for approximately $63,000, stating that the R.G. Technical had a contractual agreement with Immecor for services performed on behalf of Genex, a vendor to Immecor. The Company disputes the lawsuit and believes that there is not a basis for the current lawsuit, or that Immecor had a contractual obligation to R.G. Technical. Immecor is requesting that the lawsuit be dismissed and if the lawsuit is not dismissed, the Company will proceed with full legal action against R.G. Technical for malicious prosecution.

In January 2003, the Company received a lawsuit from Sarah Aasved for a complaint for damages relating to sexual discrimination and pregnancy discrimination. The Company disputes the lawsuit and believes that there isn't a basis for the lawsuit, and that the Company is requesting the matter to be dismissed and that the Company will proceed with full legal action against Sarah Aasved for malicious prosecution.

In January 2003, the Company received a small claims lawsuit from Maintenance Alternatives Corporation for approximately $3,000, stating that the Company owed Maintenance Alternatives Corporation money for services performed. The Company disputes the small claims case, and will defend itself in small claims court against the action.

There were no other legal proceedings pending against the Company during the period ending March 31, 2003.

Item 2.      Changes in Securities
There were no changes in rights of securities holders during the period ending March 31, 2003.

Item 3.     Defaults upon Senior Securities
There were no defaults upon senior securities during the period ending March 31, 2003.

Item 4.     Submission of Matters to a Vote of Security-Holders
There were no matters submitted to the vote of securities holders during the period ending March 31, 2003.

Item 5.     Other Information
There were no major contracts signed during the period ending March 31, 2003.

Item 6.     Exhibits and Reports on Form 8-K
There were no exhibits or Form 8-K filed during the period ended March 31, 2003.

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


Date: May 15, 2003


                          By:   /s/ Heinot H. Hintereder
                          -------------------------------------------
                          Heinot H. Hintereder
                          Chief Executive Officer

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


Date: May 15, 2003


                          By:  /s/ William L. Lindgren
                          -------------------------------------------
                          William L. Lindgren
                          Chief Financial Officer