Form 10KSB
period 2003-06-30
IMMECOR CORP
filed 2003-09-30
CIK 1039962

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended June 30, 2003

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 333-06966

                               IMMECOR CORPORATION
                               -------------------
                 (Name of small business issuer in its charter)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

Check if there is no disclosure of delinquent filers contained in this form in response to item 405 of Regulation S-B, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Issuer's revenues for its most recent transition period (twelve months ended June 30, 2003: $8,363,868.

There is currently no public market for the Company's outstanding shares of common stock. The Company's shares of common stock are currently not listed on any stock exchange as described in PART II, ITEM 5. Therefore, the Company is unable to estimate the aggregate market value of its common stock at this time.

As of June 30, 2003, there were 5,806,128 shares of the issuer's Common Stock, without par value, outstanding.

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         Immecor Corporation's (the "Company" or "Immecor") primary business is to design, custom manufacture, and direct market high performance computer systems. These high performance computer systems are heterogeneous and scalable, allowing them to accommodate several different platforms and applications. Immecor's system architecture is specifically designed for each customer and are typically computation intensive and require high capacity not available on a general purpose PC's or workstations. The primary markets for Immecor's products are original equipment manufacturers ("OEM") in the wafer inspection, defense electronics, medical diagnostic imaging and entertainment markets. These markets have computing needs which benefit from a unique custom-built system architecture that can be produced by Immecor.

         Immecor also direct markets a broad range of multi-brand microcomputer products, including, Adobe, Cisco, Epson, Hewlett-Packard, IBM, Intel, Dell, Microsoft, NEC, Novell, Sony, Symantec, Toshiba and 3Com, third-party software networking, communication products and accessories through our in-house sales staff to business, government, educational, institutional and home office users.

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

         Reduced Development Time: As technology life cycles shorten, our OEM customers are pressed to deliver new generations of equipment to market even faster, allowing the Company to benefit from the industry trend to reduce development time of new products. Working under this growing time-to-market pressure, customers place increasing value on a supplier that can consistently deliver new solutions on an aggressive development schedule. Providing leading edge engineering, the Company reduces the time-to-market for its products through two initiatives: concurrent engineering and design-ready platforms. Concurrent engineering creates a process allowing all functional disciplines to take part in a product's design from the very beginning. With design-ready platforms, the Company can modify standard platforms to meet specific customers needs for a customized product, a fast fulfillment schedule and at a competitive price.

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

         The Company has achieved an ISO 9002 certification as a method to reinforce its techniques and procedures to measure, monitor and improve performance. Through its commitment to customer service and quality, the Company believes it is able to provide superior value to its customers.

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

SALES AND MARKETING
         Our sales and marketing are integrated processes involving direct salespersons and project managers, as well as our senior executives. Our sales resources are directed at multiple management and staff levels within targeted industry sectors. Historically, we have had substantial recurring sales from existing customers. For our reseller business, we receive unsolicited inquiries resulting from advertising and public relations activities, as well as referrals from current customers.

         The Company is dependent on a small number of customers for a large portion of its revenues, approximately 73% of our net sales during fiscal 2003 were derived from customers that were also customers during the same period of fiscal 2002. One customer accounted for 66%, respectively, of the Company's net sales in fiscal 2003; 86%, respectively, of the Company's net sales in fiscal 2002; and 90%, respectively, of the Company's net sales in fiscal 2001. The Company has developed and produced a sales culture that promotes active marketing.

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

         The Company's Santa Rosa telephone number is (707) 636-2550 and the facsimile number is (707)636-2565. The Company's Santa Clara telephone number is 408-982-1133 and the facsimile number is 408-982-1134. The Company's e-mail address is immecor@immecor.com, and the Company's World Wide Web home page is http//www.immecor.com.

ITEM  3.       LEGAL PROCEEDINGS

     On October 2002, the Company received a lawsuit from R.G. Technical for approximately $63,000, stating that the R.G. Technical had a contractual agreement with Immecor for services performed on behalf of Genex, a vendor to Immecor. The Company disputes the lawsuit and believes that there is not a basis for the lawsuit, or that Immecor had a contractual obligation to R.G. Technical. At a recent deposition R.G. Technical admitted that they could not support the lawsuit against Immecor and Immecor's attorneys have requested a full dismissal. If the lawsuit is not dismissed, the Company will proceed with full legal action against R.G. Technical for malicious prosecution. Immecor is also pursuing legal action against Genex for failure to indemnify Immecor from the R.G. Technical lawsuit, since Genex signed an indemnification agreement.

     On January 2003, the Company received a lawsuit from Sarah Aasved, a former employee, seeking damages relating to a sex and pregnancy discrimination complaint. The Company disputes the lawsuit and believes that there is no basis for the lawsuit, and that the Company is requesting the matter to be dismissed. Immecor is also seeking legal action against Sarah Aasved for malicious prosecution and employment fraud.

          The Company is not a party to any other litigation and is currently not aware of any threatened litigation that could have a material adverse effect on the Company's business, results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.
                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is currently no public market for the Company's outstanding shares of common stock. The Company's shares of common stock are currently not listed on any stock exchange. As of June 30, 2003, there were 5,806,128 shares of the issuer's Common Stock.

     The stock transfer agent and registrar for the Company's shares of common stock is U.S. Stock Transfer Corporation located at 1745 Gardena Avenue, Glendale, California 91204-2991. Based on data obtained from our transfer agent, there were 96 stockholders of record of the Common Stock of the Company as of June 30, 2003.

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

RESULTS OF OPERATIONS
      The following table sets forth a summary of the Company's operating revenues and expenses, certain statement of operation items expressed as a percentage of net sales for the three most recent fiscal periods. The Company changed its fiscal year end from December 31 to June 30, effective July 1, 2002. Accordingly, the Company is presenting financial information and analysis, where applicable, for the six months ended June 30, 2002.




                                            Year Ended                 Six Months    Year
                                            Ended                      Ended         Ended
                                            -----                      -----         -----
                                            June 30,                   June 30,      December 31,
                                            --------                   --------      ------------
                                            2003                       2002          2001
                                            audited                    audited       audited

OPERATING DATA (in thousands):

Net Sales                                   8,364                      4,070         9,767
Cost of sales                               6,214                      2,235         8,351
                                            -----                      -----         -----

         Gross Profits                      2,150                      1,835         1,416

Operating expenses:

  Sales and Marketing                         166                        131           140
  Research and Development                    170                        182           523
  General and administrative                1,610                        987         1,858
                                            -----                      -----         -----

         Operating income (loss)              204                        535        (1,105)

Other income (expense):

  Other and interest income                    12                         24            42
  Interest expense                            (45)                       (21)         (230)
  Income tax (provision) benefit              (23)                      (105)          233
                                              ----                     ------        ------

         Net income (loss)                    148                        433        (1,060)
OPERATING DATA AS A
PERCENTAGE OF NET SALES

Net sales                                   100.0%                     100.0%        100.0%
Cost of sales                                74.3%                      54.9%         85.5%
                                            ------                      -----        ------

         Gross Profit                        25.7%                      45.1%         14.5%

Operating expenses:
  Sales and marketing                         2.0%                       3.2%          1.4%
  Research and development                    2.0%                       4.5%          5.4%
  General and administrative                 19.2%                      24.3%         19.0%
                                            ------                    ---------      ------

         Operating income (loss)              2.4%                      13.1%        -11.3%

Other income (expense):
  Other and interest income                   0.1%                       0.6%          0.4%
  Interest expense                           -0.5%                      -0.5%         -2.4%
  Income tax (provision) benefit             -0.3%                      -2.6%          2.4%
                                             -----                      -----         -----

         Net income (loss)                    1.8%                      10.6%        -10.9%


FISCAL 2003 AS COMPARED TO FISCAL 2002

Net Revenues
         Net revenues of the Company for the fiscal year end June 30, 2003 increased 106% to $8,363,868 from $4,069,915 for six-month period ended June 30, 2002 ("fiscal 2002"). Higher sales in fiscal 2003 were primarily due to a six-month reporting period in fiscal 2002 versus a 12-month reporting period in fiscal 2003. Net revenues for June 30, 2002, decreased 58% from $9,766,802 for December 31, 2001. Lower sales in fiscal 2002 were primarily due to a six-month reporting period in fiscal 2002 versus a 12-month reporting period in fiscal 2002.

Gross Profit
            Gross profits for fiscal 2003 increased by 17% to $2,150,643 from $1,835,276 in fiscal 2002. The increase is primarily due to a six-month period ended June 30, 2002 ("fiscal 2002") as compared to a 12-month fiscal reporting for 2003. Gross profit as a percentage of net revenues decreased from 45% in fiscal 2002 to 26% in fiscal 2003. The decrease in gross profit is due to a six-month reporting period in fiscal 2002 versus a 12-month period reporting in fiscal 2003. The Company acknowledges that pricing pressures, lower demand and changes in sales volume due to the slow economy may adversely impact gross margins in upcoming quarters for the year ending June 30, 2004 ("fiscal 2004").

Sales and Marketing
            Sales and marketing expenses for fiscal 2003, increased $35,000 or 27% to $166,016 from $130,882 in fiscal 2002. Sales and marketing expenses decreased 6% or $8,400 from $140,000 for fiscal 2001. The overall increase in sales and marketing expenses for 2003, was due to an increase in sales personnel and an increase in marketing material costs, as a part of the Company's efforts to diversify and expand its customer base.

Research and Development
            Research and development expenses decreased by 7% to $169,785 in fiscal 2003 from $182,452 in fiscal 2002. The decrease was primarily due to sales of matured product lines and support of existing product lines, and a softer demand for new products due to the slow down in the economy. Future operating results will depend significantly on our ability to design and manufacture products and provide services that have a competitive advantage in our marketplace. Research and development expenses consist of related expenses for certification, fabrication, labor and cost of materials for prototyping and testing units. The Company expenses all of research and development costs as incurred.

General and Administrative
         General and administrative expenses for fiscal 2003 increased 63% to $1,609,627 from $986,558 in fiscal 2002. As a percentage of net revenues, general and administrative expenses decreased 5% to 19.2% for fiscal 2003 from 24.3% for fiscal 2002. The decrease in fiscal 2003 was primarily due to a six-month reporting period in fiscal 2002 versus a 12-month period reporting period in fiscal 2003. General and administrative expenses for fiscal 2003 increased .2% from 19% in fiscal 2001. The increase in general and administrative expenses as a percentage of net revenues is primarily due to lower net revenues during the reporting period. The Company expects to continue its efforts to reduce general operating costs and non-manufacturing related capital expenditures in the upcoming quarters for fiscal 2004.

Interest Expense
         Interest expense increased by $24,386 or 117% from $20,780 for fiscal 2002 to $45,166 for fiscal 2003. The primary reason for the increase is due to a six-month reporting period in fiscal 2002 versus a twelve-month reporting period in fiscal 2003.

Income Taxes
         The Company reported an income tax provision (benefit) of $(96,027) respectively, for fiscal 2003 and $(105,000) for fiscal 2002. In general, our effective income tax (benefit) rate differs from the federal statutory rate of 35% largely as a function of state income taxes (benefit), change in valuation allowance on deferred tax assets and other non-deductible expenses.

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

Gross Profit
            Gross profits for fiscal 2002 increased by 17% to $1,654,275 from $1,415,675 in fiscal 2001. Gross profit as a percentage of net revenues increased from 14% in fiscal 2001 to 41% in fiscal 2002. The increase in gross profit is due to new product releases with higher profit margins in fiscal 2002 versus sales of matured products that carry a lower profit margin in fiscal 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

         Working capital was $2,020,650 at June 30, 2003, and $1,825,110 at June 30, 2002, as compared to $1,351,174 at December 31, 2001. Cash and cash equivalents increased to $493,057 at June 30, 2003, from $482,855 at June 30, 2002. Cash and cash equivalents at December 31, 2001 was $30,424.

         The Company maintains a line of credit agreement with GE Capital Services. The agreement allows the Company to borrow an amount limited to a percentage of its borrowing base (eligible accounts receivables), as defined, up to a maximum of $1,000,000. The line is collateralized by accounts receivables, inventory, property and equipment and is personally guaranteed by a stockholder.

         In fiscal 2003, the Company had net cash provided by operating activities of $154,490 compared to net provided by operating activities of $292,380 in fiscal 2002 and net cash used $(2,233,817) in fiscal 2001. The net decrease of $137,890 from fiscal 2003 to fiscal 2002 is related primarily to the Company's net income in fiscal 2003, decrease in the inventory reserve, and a reduction in accounts payable and other liabilities.

         The Company had net cash used by investing activities of $(72,475) for fiscal 2003 compared to net cash provided of $1,838 in fiscal 2002 and net cash provided by $631,065 in fiscal 2001. The decrease of $(74,313) from fiscal 2003 to fiscal 2002 primarily relates to the issuance of new notes receivables associated to owed commission draws by sales people.

         The Company had net cash used by financing activities of $(71,813) for fiscal 2003 compared to net cash provided of $158,213 in 2002 and net cash used of $167,455 in fiscal 2001. The decrease of $230,026 from fiscal 2003 to fiscal 2002 primarily relates to increased line of credit usage offset by other debt repayments.

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

Risk Factors

         Our operating results have varied widely in the past, and our future operating results will continue to be subject to quarterly variations based upon a variety of factors including those listed in this section and throughout this Annual Report on Form 10-KSB. In addition, future operating results may not follow any past trends. We believe the factors that make our results fluctuate and difficult to predict include:

o The cyclical nature of the semiconductor, medical diagnostic and entertainment industries;
o The reduction in the price and profitability of our products; o Our timing of new product introductions; o Our ability to develop and implement new technologies; o The change in customers' schedules for fulfillment of orders; o The cancellation of contracts or purchase orders by major customers; o Competitors with substantially greater financial, engineering and manufacturing resources;
o The shortage of qualified workers; and
o Our ability to manage our manufacturing requirements and cost structure.

         As a result of these or other risk factors, we could fail to achieve our expectations as to future revenues, gross profit, income and cash flows from operations.

Recent Accounting Pronouncements

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, which provides alternative methods of transition for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of Statement 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation. The Company's adoption of SFAS No. 148 had no effect on the Company's results of operations or financial position.

ITEM 7.  FINANCIAL STATEMENTS

     The following Financial Statements are filed as part of this report:

     Balance Sheets at June 30, 2003, June 30, 2002 and December 31, 2001                        F-1

     Statements of Operations for June 30, 2003, six months end June 30, 2002
     and year ended December 30, 2001                                                            F-2

     Statements of Stockholders' Equity for June 30, 2003, six months end
     June 30, 2002 and year ended December 31, 2001.                                             F-3

     Statements of Cash Flows for June 30, 2003, six months ended June 30, 2002
     and December 31, 2001                                                                       F-4

     Notes to Financial Statements                                                               F-5

     Report of Independent Accountants                                                           F-12


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a)OF THE EXCHANGE ACT


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

ITEM 10.  EXECUTIVE COMPENSATION

         The Company's Summary Compensation Table is set forth below. As in previous years, the Company has no Option/SAR Grants, Aggregated Option/SAR Grants Exercises or Fiscal Year End Option/SAR's for the period ended June 30, 2003 and for the six months ended June 30, 2002 and for the years ended December 31, 2001 and 2000, nor were there any long-term incentive plan awards, or stock options or stock appreciation rights. The Company's compensation to non-employee directors consists of a fee of $250 per meeting of the Board of Directors.

                           SUMMARY COMPENSATION TABLE

Name and
Principal Position                   Fiscal         Compensation         Compensation     All other
                                     Period         Paid                 Deferred         Compensation

Heinot H. Hintereder                    2000        $  184,000           $ 385,996        $   8,450
President &                             2001        $  192,319           $  37,306        $  24,417
Chief Executive Officer                 2002        $   99,742           $   9,999        $    None
                                        2003        $   74,396           $  16,664        $    None

Jason C. Lai                            2000        $  184,000           $ 387,467        $   8,450
Executive Vice President                2001        $  186,691           $    None        $  24,417
                                        2002        $   89,999           $  10,000        $    None
                                        2003        $   50,264           $  16,665        $    None

Nhon K. Tran                            2000        $  199,000           $ 387,467        $   8,450
Vice President &                        2001        $  136,744           $  50,000        $  24,417
Chief Technical Officer                 2002        $   89,999           $  26,666        $    None
                                        2003        $   49,295           $  16,665        $    None

William L. Lindgren                     2000        $   85,992           $   5,782        $    3,000
Chief Financial Officer                 2001        $   98,830           $    None        $     None
                                        2002        $   52,500           $    None        $     None
                                        2003        $   30,481           $   8,750        $     None


Note 1: All deferred compensation was accrued in the financial statements as of June 30, 2003.

EMPLOYMENT AGREEMENTS

         The Company is reviewing a new three-year employment agreement for its top executives. The Company maintains key-man life insurance policies in the amounts of $2 million each on Jason C. Lai and Nhon K. Tran.

         The Company still maintains employment agreements with 1) Bill Pillchick ("Pillchick"), a Sales Representative; 2) Brian Hou ("Hou"), a Sales Representative and 2) Lyn Leavitt ("Leavitt"), a Sales Representative. Between January, 2003 to June 30, 2003, the Company entered into employment agreements with 3) Steve Becker ("Becker"), an Outside Sales Representative; and 4) Eric Oberg ("Oberg"), a Sales Representative. These agreements are for a one-year term. The Company may terminate agreements with these employees for cause at any time and these employees may terminate the agreement at any time by giving written notice to the Company. For a period of one year after its expiration or its termination by the Company for cause, the agreements prohibit these employees from selling any products then being marketed by the Company to its customer base or release any trade information. This provision may not be enforceable in whole or in part, subject to California court determination.

INDEMNIFICATION AGREEMENTS

         The Company will enter into an indemnification agreement with its directors and executive officers. Each indemnification agreement provides or will provide that the Company will indemnify such person against certain liabilities (including settlements)and legal action, proceeding or investigation (other than actions brought by or in the name of the Company) to which he or she is, or is threatened to be, made a party by reason of his or her status as a director, officer or agent of the Company, provided that such director, executive officer or agent acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interest of the Company and, with respect to any criminal proceedings, had no reasonable cause to believe his or her conduct was unlawful. With respect to any action brought by or in the right of the Company, a director, executive officer or agent will also be indemnified, to the extent not prohibited by applicable law, against expenses and amounts paid in settlement, and certain liabilities if so determined by a court of competent jurisdiction, actually and reasonably incurred by him or her in connection with such action if he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interest of the Company. Insofar as indemnification for liabilities arising under the federal securities laws may be permitted, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy and is, therefore, unenforceable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of June 30, 2003, the number of shares of Common Stock owned of record or beneficially owned by each of the Company's officers, directors, and stockholders owning at least 5% of the Company's issued and outstanding shares of Common Stock, by all of the Company's officers and directors as a group, and the percentage of the total outstanding shares represented by such shares.


Name and Address                    Shares Beneficially                         Approximate
Beneficial Owner                    Owned                                       Percent of Class

Heinot H. Hintereder                2,539,600                                     43.7
131 Keppel Way
Cotati, CA 94931

Nhon K. Tran                        1,090,000                                     18.8
3783 Dafford Place
Santa Rosa CA 95404

Jason C. Lai                          977,500                                     16.8
5625 Mireille Drive
San Jose, CA 95118

Dr. Rodney Tognetti                   145,500                                      2.5
4132 Susan Lane
Penngrove, CA 94951

All officers and
directors as a group                4,752,600                                     81.8


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

         Based solely on oral or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, with respect to fiscal 2003, its executive officers, directors and greater than 10% beneficial owners complied with all such filing requirements.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Since its inception, from time to time, certain executive officers, directors and shareholders have provided short-term funds to the Company and deferred a portion of their salaries in order to finance operating expenses for the Company. Such advances from the officer shareholders have been disclosed in the financial statements.

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


Date: September 15, 2003

By:   /s/ Heinot H. Hintereder
          --------------------
          Heinot H. Hintereder
          Chief Executive Officer

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


Date: September 15, 2003

By:  /s/ William L. Lindgren
     -----------------------
         William L. Lindgren
         Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                                              DATE

/s/ Heinot H. Hintereder, Director                      September 15, 2003
------------------------------------                    ------------------

/s/ Jason C. Lai, Director                              September 15, 2003
------------------------------------                    ------------------

/s/ Nhon K. Tran, Director                              September 15, 2003
------------------------------------                    ------------------

/s/ William L. Lindgren, Director                       September 15, 2003
------------------------------------                    ------------------

/s/  Dr. Rodney Tognetti, Director                      September 15, 2003
------------------------------------                    ------------------


                                                          IMMECOR CORPORATION
                                                                  Balance Sheets

ASSETS
                                                              June 30,          June 30,   Dec. 31,
                                                              ---------         --------   --------
                                                              2003              2002       2001

Cash                                                          493,057           482,855       30,424
Accounts receivable, net of allowance for doubtful
 accounts of $12,945, 22,000 and $22,000                      785,029           740,887      430,624
Inventories, net of inventory reserves of $80,811
 288,914 and $488,300                                       1,458,828         1,676,993    1,833,132
Notes receivable - current                                     29,116            26,448       48,127
Prepaid expenses                                              158,096            41,976       27,101
Federal income taxes receivable                                                  73,353                             -      -
Income tax recoverable                                         29,012                 -      380,297
                                                               ------        ----------      -------

     Total current assets                                   3,026,491         2,969,159    2,749,705

Equipment and improvements, net                               236,372           358,665      404,613
Notes receivable                                              124,998            55,191       50,369
                                                              -------            ------       ------

     Total assets                                           3,387,861         3,383,015    3,204,687

LIABILITIES AND STOCKHOLDERS' EQUITY

Line of credit                                                351,064           388,627      179,478
Accounts payable                                              453,894           368,146      911,666
Notes payable                                                       -            34,250       85,186
Accrued liabilities                                           101,298           312,502      222,201
Deferred taxes                                                 96,027                --           --
Income taxes payable                                               --            40,524           --

     Total current liabilities                              1,002,283         1,144,049    1,398,531

Stockholders Equity:
Common stock, no par value, 50,000,000 shares authorized;
5,806,128 shares issued and outstanding                       288,855           288,855      288,855
Retained earnings                                           2,096,723         1,950,111    1,517,301
                                                            ---------         ---------    ---------

     Total stockholders  equity                             2,385,578         2,238,966    1,806,156

     Total liabilities and stockholders' equity             3,387,861         3,383,015    3,204,687


                               IMMECOR CORPORATION
                            STATEMENTS OF OPERATIONS


                                                               June 30,              June 30,          December 31,
                                                                                     --------          ------------
                                                                   2003              2002              2001

Net sales                                                  $  8,363,868              $  4,069,915      $  9,766,802
Cost of sales                                                 6,213,880                 2,234,639         8,351,127
                                                              ---------                 ---------         ---------

       Gross profit                                           2,149,988                 1,835,276         1,415,675

Operating Expenses
    Sales and marketing                                         166,015                   130,882           139,973
    Research and development                                    169,785                   182,452           523,083
    General and administrative                                1,609,627                   986,558         1,857,712
                                                              ---------                   -------         ---------

       Operating (loss) income                                  204,561                   535,384        (1,105,093)

Other income (expense):
     Other income                                                   459                    17,505            13,494
     Interest income                                             11,857                     6,118            28,539
     Interest expense                                          (45,166)                  (20,780)          (230,406)
                                                               --------                  --------          ---------

       Income (loss) before income taxes                        171,711                   538,227        (1,293,466)

Income taxes provision (benefit)                                 23,474                   105,417          (233,099)
                                                                 ------                   -------          ---------

       NET (LOSS) INCOME                                        148,237                   432,810        (1,060,367)

Net (loss) income per share - basic and diluted                     .03                      0.08             (0.18)


                               IMMECOR CORPORATION
                            Statements of Cash Flows

                                                                   For the            For the Six     For the
                                                                   Year Ended         Months Ended    Year Ended
                                                                   June 30,           June 30,        December 31,
                                                                   2003               2002            2001
                                                                   ----               ----            ----


Cash flows from operating activities:
     Net (loss) income                                             $  148,237      432,810        (1,060,367)
       Adjustments to reconcile net (loss) income to net cash
          provided by (used in) operating activities:
          Depreciation and amortization                               122,995        60,967            119,097
          Deferred income taxes                                        96,027             -            147,400
          Reserve for inventories                                    (208,103)     (199,386)           488,300
          Changes in operating assets and liabilities:
          Accounts receivable                                         (44,142)     (310,263)         2,460,489
          Income tax recoverable                                     (102,365)      380,297           (380,297)
          Inventories                                                 426,268       355,525            464,260
          Prepaid and other assets                                   (120,067)      (14,875)           136,757
          Accounts payable                                             85,748      (543,520)        (1,936,581)
          Accrued expenses                                           (211,204)       90,301           (962,420)
          Income taxes payable                                        (40,524)       40,524         (1,710,455)
                                                                     ---------    ---------         -----------
           Net cash (used in) provided by operating activities        152,870       292,380         (2,233,817)
                                                                      -------      --------         -----------

Cash flows from investing activities:
     Purchase of property and equipment                                        --           --        (370,442)
     Redemption of certificate of deposit                                      --           --        (611,319)
     Proceeds from notes receivable                                      (70,855)       30,093               -
     Increase in notes receivable                                               -      (3,375)        (198,907)
                                                                       ----------      -------        ---------
           Net cash provided by (used in) investing activities           (70,855)       26,718      (1,180,668)
                                                                       ----------       ------      -----------

Cash flows from financing activities:
     Net borrowings (repayments) from line of credit                     (37,563)      245,789        (350,890)
     Borrowings from note payable                                              --            -              --
     Repayments on note payable                                          (34,250)    (386,307)          (4,686)
                                                                       ----------    ---------          -------
           Net cash provided by financing activities                     (71,813)    (140,518)        (355,576)
                                                                       ----------    ---------        ---------

           Net change in cash                                              10,202    (463,558)        1,407,993

Cash balance, beginning of period                                         482,855      498,636           57,788
                                                                       ----------      -------           ------
Cash balance, end of period                                              $493,057      $35,078      $ 1,465,721
                                                                         ========     ========      ===========


                               IMMECOR CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
         The Company's primary business is to design, custom manufacture, and direct market high performance computer systems. These high performance computer systems are heterogeneous and scalable, allowing them to accommodate several different platforms and applications. Immecor's system architecture is specifically designed for each customer and are typically computation intensive and require high capacity not available on a general purpose PC's or workstations. The primary markets for Immecor's products are original equipment manufacturers ("OEM") in the wafer inspection, defense electronics, medical diagnostic imaging and entertainment markets. These markets have computing needs which benefit from a unique custom-built system architecture that can be produced by Immecor. The necessary components are purchased from domestic and foreign manufacturers and distributors. The Company operates exclusively in the customized computer system segment. The Company markets its finished products through its own sales force, primarily in the United States of America.

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

         The Company has placed tighter controls for new inventory purchases, deferred executive salaries, and have expanded its sales force to achieve better liquidity through lower expenses and increased sales. The Company believes that based on expected cash flow to be generated from operations, together with its existing cash balances, sufficient resources will be available to maintain its planned level of operations.

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

Inventories
         Inventories are stated at the lower of cost or market with cost determined on the first-in, first-out method. The Company reviews the levels of its inventories in light of current and forecasted demands to identify and provide reserves for obsolete, slow-moving and or non-saleable inventory. For the fiscal year end June 30, 2003 and 2002, the Company reduced its inventory reserve by $208,103 and $199,386 respectively for the fiscal year end June 30, 2002. During the years ended December 31, 2001 and 2000, the Company recorded valuation adjustments of approximately $488,000 and $0, respectively, in cost of sales on the accompanying statements of operations to reduce inventoried costs to net realizable value.

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

         Long-lived assets to be held and used in operations are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company believes that no impairment exists for long-lived assets at June 30, 2003.

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

Advertising costs
         The Company expenses costs of advertising as incurred, which were approximately $12,360, 1,200, $2,000 and $19,000 for the months ended June 30, 2003 and for six-month period of June 30, 2002, and years ended December 31, 2001 and 2000, respectively.

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

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which provides alternative methods of transition for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of Statement 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation. The Company's adoption of SFAS No. 148 had no effect on the Company's results of operations or financial position.

Reclassifications
         No reclassifications have been done.

NOTE 2 INVENTORIES
         Inventories consist of the following as of June 30, 2003, and June 30, 2002 and December 31, 2001:


                                            2003                       2002                      2001

         Component parts            $   1,308,693              $   1,727,459            $    2,103,109
         Finished systems                 230,945                    238,448                   218,323
         Less inventory reserve          (80,810)                  (288,914)                 (488,300)
                                         --------                  ---------                 ---------
                                    $   1,458,828              $   1,676,993            $    1,833,132

NOTE 3 PROPERTY AND EQUIPMENT

         Property and equipment consist of the following as of June 30, 2003, June 30, 2002 and December 31, 2001:

                                                     2003              2002             2001

         Equipment and furniture               $   383,487       $   382,784       $   374,743
         Vehicles                                  209,888           209,889           209,889
         Leasehold improvements                     60,903            60,903            53,925
                                                    ------            ------            ------
                                                   654,278           653,576           638,557
         Less accumulated depreciation
         and amortization                         (417,906)         (294,911)         (233,944)
                                                  ---------         ---------         ---------
                                               $   236,372       $   358,665        $  404,613

NOTE 4 NOTES RECEIVABLE

         Notes receivable consist of the following as of June 30, 2003, June 30, 2002 and December 31, 2001:


                                                                       2003             2002              2001
         Notes receivable, no collateral with interest
         ranging from 11.5% to 12.5%, maturing
         through January 2006                                     $   40,063       $   55,618       $   69,955

         Notes receivable from employees, no collateral
         and non-interest bearing, due on demand                     114,051           26,021           28,541
                                                                     -------           ------           ------
                                                                     154,114           81,639           98,496
         Less current portion                                         29,116           26,448           48,127
                                                                      ------           ------           ------
                                                                 $   124,998       $   55,191       $   50,369


NOTE 5 - LINE OF CREDIT

         The Company has a $1,500,000 line of credit with GE Capital at an interest rate of 10.25% as of June 30, 2003 and is collateralized by the Company's accounts receivable, inventory and property and equipment. The available balance under the line of credit is subject to certain borrowing base limitations related to the Company's eligible accounts receivable balances. At June 30, 2003, there was approximately $5,000 of available borrowing capacity on the line of credit. Under the line of credit agreement, the Company must comply with certain financial covenants, including a maximum debt to equity ratio. The line of credit is also personally guaranteed by one of the Company's stockholders.

NOTE 7 - COMMITMENTS

         The Company leases its headquarters in Santa Rosa, California, and its facilities in Santa Clara, California, under non-cancelable operating lease agreements, which expire in January 2006 and April 2005, respectively. The Company is also obligated to pay its pro-rata share of utilities for these facilities. Rent expense was approximately $153,000 for the six months ended June 30,2002 and $248,000 for the year ended December 31, 2001, respectively. Rent expense was approximately $164,000 for June 30, 2003.

         Minimum future rental payments under the operating lease agreements as of June 30, 2003, are approximately as follows:

         For the year ending
         June 30,

         2004       $  313,000
         2005          319,000
         2006          226,000
                       -------
                    $  858,000

NOTE 8 SALES TO MAJOR CUSTOMERS

         A substantial portion of the Company's business is dependent upon sales to major customers, the loss of which would have a material adverse effect on the Company's financial position and results of operations. Approximately 73% of our net sales during fiscal 2003 were derived from customers that were also customers during the same period of fiscal 2002. One customer accounted for 66%, respectively, of the Company's net sales in fiscal 2003; 86%, respectively, of the Company's net sales in fiscal 2002; and 90%, respectively, of the Company's net sales in fiscal 2001. The Company has developed and produced a sales culture that promotes active marketing.

NOTE 9 - INCOME TAXES

         The provision (benefit) for income taxes consists of the following for the six months ended June 30, 2002, and for the years ended December 31, 2001 and 2000:

                                    2003             2002           2001
Current:
  Federal                  $     (73,353)     $     82,319  $   (381,299)
  State                              800            23,098           800
                                     ---            ------           ---
                                 (72,553)          105,417      (380,499)

Deferred:
  Federal                         96,027                --       149,000
  State                               --                --        (1,600)
                                      --                --        -------
                             $    23,474     $     105,417   $  (233,099)

         A reconciliation of the statutory federal income tax rate with the Company's effective tax rate for the year ended June 30, 2003, and for the years ended June 30, 2002 and December 31, 2001, is approximately as follows:


                                                     2003              2002           2001
Federal statutory rate                                34.0%              34.0%       (34.0%)
State income taxes, net of federal benefit             0.1                4.2           --
Nondeductible expenses                                (4.4)               0.3          3.8
Valuation allowance                                  (16.0)             (19.0)        13.8
Adjustment to estimated income tax accrual              --                0.1         -1.6
Other, net                                              --                 --           --
                                                        --                 --           --
                                                      13.7%              19.6%       (18.0%)


Significant components of the Company's deferred income taxes assets (liabilities) consist approximately of the following at June 30, 2003 and 2002, and December 31, 2001:


                                                     2003              2002             2001
Depreciation and amortization                     (43,700)          (24,000)         (14,700)
Bad debts reserve                                    3,000             8,500            8,500
Inventory reserves                                 166,700           121,300          206,300
Warranty reserves                                   13,500           (3,900)           21,100
Other accrued expenses                              12,500           (2,500)               --
State net operating loss carry forwards             69,000            32,500           25,000
                                                    ------            ------           ------
                                                   221,000           131,900          246,200
Less valuation allowance                         (125,000)         (131,900)        (246,200)
                                                 ---------         ---------        ---------
                                              $     96,000          $     --         $     --

         Realization of the deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of the loss carry forwards. A full valuation allowance has been established for the deferred tax assets because of the uncertainty that such deferred tax assets will be realized. For the year ended June 30, 2003, the valuation allowance decreased by approximately $114,300. The change in the valuation allowance was a net increase of approximately $114,300 for the year ended June 30, 2002 and a net increase of approximately $233,000 for the year ended December 31, 2001. At June 30, 2003, net operating loss (NOL) carry forwards were approximately $108,000 and $328 000 for state tax purposes and expire in 2014 and 2013, respectively. The amount of the deferred tax assets considered realizable, however, could change in the near term if future taxable income during the carry forward period varies from management's estimates.

NOTE 10 DEFINED CONTRIBUTION PLAN

                   The Company adopted a 401k Plan in January 2001 covering all eligible employees after 90 days pf employment with the Company. Eligible employees may contribute up to 15% of their compensation to the 401k Plan, subject to statutory limitations. The Company's Board of Directors may contribute a discretionary amount up to 6% of the employee's eligible compensation. The Company did not make any contributions for the fiscal period ending June 30, 2003, and June 30, 2002, and December 31, 2001.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
Immecor Corporation

We have audited the accompanying balance sheet of Immecor Corporation (a California corporation) as of June 30, 2003, and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Immecor Corporation as of June 30, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. The financial statements of the Company at June 30, 2002 and December 31, 2001 and for the years then ended were audited by other independent accountants whose report dated December 16, 2002, expressed an unqualified opinion on those statements.

Bollinger Accountancy, APC
Windsor, California
July 26, 2003