Form 10QSB
period 2003-09-30
IMMECOR CORP
filed 2004-04-16
CIK 1039962

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2003

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

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,806,128 shares of common stock as of September 30, 2003.

         Transitional Small Business Disclosure Format Yes [  ]  No [X]

                               IMMECOR CORPORATION

                                      INDEX
                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Balance sheets at September 30, 2003 (unaudited) and June 30, 2003 Statements of operations (unaudited) for the three months ended September 30, 2002 and 2003
        Statements of cash flows (unaudited) for the three months ended September 30, 2002 and 2003
        Notes to condensed financial statements (unaudited)

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

The accompanying notes are an integral part of these financial statements.

                              IMMECOR CORPORATION
                                 Balance Sheets

                                     ASSETS

                                                                    September 30,             June 30,
                                                                    2003                      2003
                                                                    (unaudited)

Cash                                                               $      629,228    $       493,057
Accounts receivable, net of allowance for doubtful
accounts of $12,945 and $22,000                                           757,814            785,029
Inventories, net of inventory reserve of $10,000 and $80,811            1,592,124          1,458,828
Notes receivable - current                                                  3,046             29,116
Prepaid expenses                                                          184,715             158,096
Federal income tax receivable                                              73,353            73,353
Deferred Tax Asset                                                         29,012             29,012

     Total current assets                                               3,269,292          3,026,491

Property and equipment, net                                               207,618            236,372
Notes receivable                                                          200,300            124,998

     Total assets                                                  $    3,677,210    $     3,387,861

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Line of credit                                                     $      423,357    $       351,064
Accounts payable                                                          627,283            453,894
Accrued liabilities                                                       109,757            101,298
Deferred taxes                                                        ___ 105,094             96,027

     Total current liabilities                                          1,265,491          1,002,283

Stockholders' equity:
Common stock, no par value, 50,000,000 shares authorized:
    5,806,128 shares issued and outstanding                               288,855            288,855
Retained earnings                                                       2,122,864          2,096,723

     Total stockholders' equity                                         2,411,719          2,285,578

     Total liabilities and stockholders' equity                    $    3,677,210    $     3,387,861


                               IMMECOR CORPORATION
                            Statements of Operations

                                                                    For the three months
                                                                    ended September 30,
                                                                    2003                  2002
                                                                       (unaudited)

Net sales                                                          $   2,414,080         $  2,553,747
Cost of sales                                                          1,628,668            1,820,760

     Gross profit                                                        785,412              732,987

Operating expenses:
     Sales and marketing                                                  26,186               63,142
     Research and development                                            201,373              102,297
     General and administrative                                          501,328              454,689

     Operating income                                                     56,525              112,859

Other income (expense):
     Other income (expense)                                                1,983                   27
     Interest income                                                       1,192                3,450
     Interest expense                                                   (17,716)               (9,311)

Income (loss) before income taxes                                         41,984              107,025

Income tax provision (benefit)                                            15,843               47,504

     Net income (loss)                                             $      26,141         $     59,521

Net income (loss) per share -
       basic and diluted                                           $         .01         $        .01

Weighted average shares
       outstanding - basic and diluted                                 5,806,128            5,806,128

                               IMMECOR CORPORATION
                            Statements of Cash Flows

                                                                           For the three months
                                                                              ended September 30,
                                                                             2003              2002
                                                                                    (unaudited)

Cash flows from operating activities:
     Net income (loss)                                                 $       26,141    $       59,521
       Adjustments to reconcile net income (loss) to net cash
          provided by (used in) operating activities:
          Depreciation and amortization                                        28,754            30,915
          Deferred income taxes                                                 9,067                 -
          Reserve for inventories                                              70,811             (204)
          Cash effect of changes in operating assets and liabilities:
          Accounts receivable                                                  27,215           274,931
          Inventories                                                       (204,107)           194,074
          Prepaid expenses                                                   (26,619)
          Accounts payable                                                    173,389            46,539
          Accrued bonuses and liabilities                                       1,683          (38,614)
          Income taxes payable                                                  6,776          (40,524)

           Net cash provided by (used in) operating activities                113,110           526,638

Cash flows from investing activities:
     Proceeds from notes receivable                                            26,070             7,291
     Issuance of notes receivable                                            (75,302)          (80,563)

           Net cash (used in) provided by investing activities               (49,232)          (73,272)

Cash flows from financing activities:
     Net borrowings (repayments) from line of credit                           72,293         (181,862)
     Borrowings from note payable                                                  --                 -
     Repayments on note payable                                                    --          (34,250)

           Net cash (used in) provided by financing activities                 72,293         (216,112)

           Net change in cash                                                 136,171           237,254

Cash, beginning of period                                                     493,057           482,855

Cash, end of period                                                    $      629,228    $      720,109

                               IMMECOR CORPORATION
             NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Unaudited)

Note 1:  Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited interim financial statements included in this Form 10-QSB have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations for any interim period are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003 as filed with the Securities and Exchange Commission.

The unaudited financial statements presented herein as of September 30, 2003, and the twelve months ended June 30, 2003 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods. The financial data and other information disclosed in these notes to the financial statements related to these periods are unaudited. The balance sheet data at June 30, 2003 is derived from the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003.

Basic and Diluted Net Income Per Share

Basic earnings per share amounts are computed using the weighted average number of common stock shares outstanding in each period. There are no potentially dilutive securities.

Note 2:  Sales to Major Customer

A material part of the Company's business is dependent upon sales to major customers, the loss of which would have a material adverse effect on the Company's financial position and results of operation and cash flows. One customer accounted for 68% and 76% of total sales for the three months ended September 30, 2003 and 2002, respectively. The Company is continuing to expand its marketing efforts to further diversify its customer base.

Note 3:  Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Note 4:  Inventories

Inventories are stated at the lower of cost or market with cost determined on the first-in, first-out method. The Company reviews the levels of its inventories in light of current and forecasted demands to identify and provide reserves for obsolete, slow-moving and non-saleable inventory. During the three months ended for September 30, 2003 and twelve months ended June 30, 2003, the Company reserves of approximately $10,000 and $80,811, respectively.

Note 5:  Line of Credit

The Company has a $1,000,000 line of credit, which expires May 13, 2004. Advances under the line of credit cannot exceed 80% of eligible accounts receivable and is collateralized by all accounts receivable, inventory and equipment, and a personal guarantee by the Company's majority stockholder. The available borrowing base on the line of credit as of September 30, 2003 was approximately $49,000.

Note 6:  Income Taxes

The effective income tax rates for the three months ended September 30, 2003 and 2002 are based on the federal statutory income tax rate, increased for the effect of state income taxes, and decreased by the effect of graduated rates, nondeductible expenses and other permanent differences.

Note 7:  Related Party Transactions

Included in the Company's notes receivable at September 30, 2003 and June 30, 2003, are amounts due from stockholder-employees of approximately $93,926 and $96,700, respectively. Deferred salaries due to stockholder-employees are approximately $92,103 and $58,744 at September 30, 2003 and June 30, 2003, respectively.

Note 9:  Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No.46, "Consolidation of Variable Interest Entities"
("FIN No.46"). FIN No.46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003. The Company currently has no interests in variable interest entities, and therefore does not expect adoption of FIN No.46 to have an impact on its consolidated financial statements.


In April 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No.149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The SFAS No.149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities". Subject to certain exception, this statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and all provisions of this statement should be applied prospectively. The Company does not have any derivative instruments outstanding and the adoption of SFAS No.149 will have no impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No.150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The SFAS No.150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities in statements of financial position. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No.150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No.150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not have financial instruments outstanding and the adoption of SFAS No.150 will have no impact on the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS FOR THE Three Months ended September 30, 2003 and 2002

Net Sales

Net sales decreased by $139,667 or 5.4% from $2,553,747 for the three months ended September 30, 2002 to $2,414,080 for the three months ended
September 30, 2003.

The decrease in sales is primarily due the slowdown in the economy and the decrease in corporate capital expenditures. The Company does acknowledge that a continued downturn in the economic conditions and a continued weak demand for technology related products could have an adverse effect on the Company's financial results.

Gross Profit

Gross profits increased $52,425 or 7% from $732,987 for the three months ended September 30, 2002 to $785,412 for the three months ended September 30, 2003. As a percentage of net sales, gross profits increased from 29% for the three months ended September 30, 2002 to 32% for the three months ended
September 30, 2003.

The increase in gross profit as a percentage of net sales can be attributed to repairs of older systems and sales of new products that carry a higher profit margin. The Company acknowledges that pricing pressures due to the competitive market, changes in sales volume, and changes in customer demand due to the slow economy, may adversely impact our gross profits in upcoming quarters.

Operating Expenses

Sales and marketing expenses decreased $36,956 from $63,142 for the three months ended September 30, 2002 to $26,186 for the three months ended
September 30, 2003. The decrease in expenses was due to the change in accounting treatment of draws for sales compensation. The Company now books all draws as prepaid expenses until the draws are earned.

Research and development expense increased $99,076 from $102,297 for the three months ended September 30, 2002 to $201,373 for three months ended
September 30, 2003. The increase is due to new customers and their requirements for technology products. The Company expenses all research and development costs as they are incurred. The Company expects to continue to invest in system design, and other research and development initiatives. Research and development expenses consist of payroll and related expenses for certification, fabrication, and cost of materials for prototyping and testing units.

General and administrative expenses increased $46,639 from $454,689 for the three months ended September 30, 2002 to $501,328 for the three months ended September 30, 2003. The increase is primarily due to an increase in workman's compensation, liability insurance and outside professional services for 2003. The Company will continue to monitor expenses throughout 2003.

Income Taxes

Tax provisions and benefits are based upon management's estimate of the Company's expected annualized effective tax rates.

Liquidity and Capital Resources

On June 30, 2003 and September 30, 2003, the Company had net working capital of $1,979,984 and $2,003,801 respectively. The increase in working capital of $23,817 was primarily due to an increase in prepaid expenses and inventory.

The Company had net cash provided in operating activities of $113,110 for the three months ended September 30, 2003 compared to net cash provided by operating activities of $526,638 for the three months ended September 30, 2002. The $413,528 decrease is primarily due to increase in inventory, increase in prepaid expenses, and increase in accounts payables during the three months ended September 30, 2003, versus the three months ended September 30, 2002.

The Company had net cash used in investing activities of $(49,232) for the three months ended September 30, 2003 compared to net cash used in investing activities of $(73,272)for the three months ended September 30, 2002. The $24,040 decrease relates primarily to the issuance of new notes receivable to employees.

The Company had net cash provided by financing activities of $72,293 for the three months ended September 30, 2003 compared to net used in financing activities of $(216,112) for the three months ended September 30, 2002. The $288,405 increase is due to an increase credit line usage, trade debt and a reduction in notes payable.

Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties in the semiconductor equipment and medical diagnostic equipment industries. At present, management believes that future cash flows from operations and its existing institutional financing will be sufficient to fund all of the Company's cash requirements for the remaining nine months of the fiscal year ending June 30, 2004.

                                    PART II.
                                OTHER INFORMATION

Item 1.     Legal Proceedings
In October 2002, the Company received a lawsuit from R.G. Technical for approximately $63,000, stating that the R.G. Technical had a contractual agreement with Immecor for services performed on behalf of Genex, a vendor to Immecor. The Company received a non-binding arbitration award in its favor, but is requesting that the lawsuit be dismissed and if the lawsuit is not dismissed, the Company will proceed with full legal action against R.G. Technical for malicious prosecution.

On January 2003 the Company received a lawsuit from a former employee seeking damages relating to a sex and pregnancy discrimination complaint. The Company disputes the lawsuit and believes that there is no basis for the lawsuit, and that the Company is requesting the matter to be dismissed. Immecor is also seeking legal action against the former employee for malicious prosecution and employment fraud.

Item 2.     Changes in Securities
There were no changes in rights of securities holders during the period ended September 30, 2003

Item 3.     Defaults upon Senior Securities
There were no defaults upon senior securities during the period ended September 30, 2003

Item 4.     Submission of Matters to a Vote of Security-Holders
There were no matters submitted to the vote of securities holders during the period ended September 30, 2003.

Item 5.     Other Information
There were no major contracts signed during the period ended September 30, 2003

Item 6.     Exhibits and Reports on Form 8-K
There were no exhibits or Form 8-K filed during the period ended
September 30, 2003

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


Date: December 13, 2003

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


Date: December 13, 2003
                                    By:  /s/ William L. Lindgren
                                    -------------------------------------------
                                    William L. Lindgren
                                    Chief Financial Officer