Form 10QSB
period 2003-12-31
IMMECOR CORP
filed 2004-04-19
CIK 1039962

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2003

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

Check whether the issuer (1)filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,806,528 shares of common stock as of December 31, 2003.

         Transitional Small Business Disclosure Format Yes [  ]  No [X]

                                      INDEX
                                TABLE OF CONTENTS
                                     PART I
                              FINANCIAL INFORMATION

Item 1. Balance sheets at December 31, 2003 (unaudited) and June 30, 2002 Statements of operations for the three and six months ended December 31, 2003 and 2002 (unaudited) Statements of cash flows for the six months ended December 31, 2003 and 2002 (unaudited) Notes to condensed financial statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

                               IMMECOR CORPORATION
                                 Balance Sheets

                                     ASSETS

                                                                  December 31,         June 30,
                                                                     2003                 2002
                                                                     (unaudited)
Current assets:
Cash                                                               $      473,297    $       493,057
Accounts receivable
(less allowance for doubtful accounts of $12,945 and $22,000)           1,293,911            785,029
Inventories                                                             1,921,968          1,458,828
Notes receivable - current                                                  5,695             29,116
Prepaid and other assets                                                  486,357            158,096
Recoverable taxes                                                           7,946             73,353
Deferred tax asset                                                             --             29,012
                                                                   --------------    ---------------
     Total current assets                                               4,189,174          3,026,491

Equipment and improvements, net                                           181,694            236,372
Notes receivable                                                           85,879            124,998
                                                                   --------------    ---------------

     Total assets                                                  $    4,456,747    $     3,387,861
                                                                   ==============    ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Line of credit                                                     $      701,576    $       351,064
Accounts payable                                                          822,776            453,894
Accrued liabilities                                                       202,432            101,298
Deferred income taxes                                                     105,094             96,027
                                                                          -------             ------
     Total current liabilities                                          1,831,878          1,002,283

    Stockholders' Equity:
Common stock, no par value, 50,000,000 shares authorized;
    5,806,128 shares issued and outstanding                        $      288,855    $       288,855
Retained earnings                                                       2,336,014          2,096,723
                                                                   --------------    ---------------

     Total stockholders' equity                                         2,624,869          2,285,578
                                                                   --------------    ---------------

     Total liabilities and stockholders' equity                    $    4,456,747    $     3,387,861
                                                                   ==============    ===============

                               IMMECOR CORPORATION
                            Statements of Operations


                                       For the three months               For the six months
                                       ended December 31,                 ended December 31,
                                       2003                    2002       2003                     2002
                                       ----------------------------       -----------------------------
                                       (unaudited)                        (unaudited)

Net sales                              $   2,191,955   $  1,833,292       $   4,606,035  $    4,387,039
Cost of sales                              1,269,017      1,410,250           2,897,685       3,231,010
                                       -------------    -----------       -------------  --------------

     Gross profit                            922,938        423,042           1,708,350       1,156,029

Sales and marketing                           21,054         62,938              47,240         126,080
Research and development                      61,165            371             262,538         102,668
General and administrative                   596,661        318,012           1,097,989         772,701
                                       -------------    -----------       -------------  --------------

     Operating income (loss)                 244,058         41,721             300,583         154,580

Other (income) expense
     Interest expense                       (21,314)       (10,931)            (39,030)        (20,242)
     Interest income                           1,497          2,460               2,689           5,910
     Other (income) expense                  (7,309)           (49)             (9,292)            (22)
                                       -------------    -----------       -------------  --------------

(Loss) income before income taxes            216,932         33,201             254,950         140,226
                                       -------------    -----------       -------------  --------------

Income tax expense (benefit)                   3,782       (70,720)              15,659       (118,224)
                                       -------------    -----------       -------------  --------------

     Net (loss) income                 $     213,150    $  (37,519)       $     239,291  $       22,002
                                        ============     ==========        ============   =============

Net (loss) income per share -
       basic and diluted               $ 0.037          $(0.006)          $0.041         $0.004
                                         ======          ========          ======         ======

Weighted average shares used in
     computing net income (loss) per
     share, basic and diluted            5,806,428       5,806,128         5,806,428      5,806,128
                                         =========       =========         =========      =========

                               IMMECOR CORPORATION
                            Statements of Cash Flows

                                                                          For the six months
                                                                          ended December 31,
                                                                          2003                     2002
                                                                          -----------------------------
                                                                          (unaudited)

Cash flows from operating activities:
     Net (loss) income                                                 $      239,291            20,002
Adjustments to reconcile net (loss) income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                             54,678            61,830
     Deferred income taxes                                                     38,079                 -
     Reserve for inventories                                                       --            68,102
     Changes in operating assets and liabilities:
        Accounts receivable                                                 (508,882)           307,619
        Inventories                                                         (463,140)           176,931
        Prepaid and other assets                                            (328,261)          (10,000)
        Accounts payable                                                      368,882         (180,211)
        Accrued liabilities                                                   101,134          (74,470)
        Income taxes recoverable                                               65,407                --
        Income taxes payable                                                       --          (38,967)
                                                                       --------------    --------------
           Net cash (used in) provided by operating activities              (432,812)           330,836
                                                                       --------------    --------------

Cash flows from investing activities:
     Purchase of property and equipment                                            --                --
     Purchase of certificate of deposit                                            --                --
     Proceeds from notes receivable                                            62,540            12,677
     Increase in notes receivable                                                  --          (86,142)
                                                                       --------------    --------------
           Net cash provided by (used in) investing activities                 62,540          (73,465)
                                                                       --------------    --------------

Cash flows from financing activities:
     Net borrowings (repayments) from line of credit                          350,512          (86,069)
     Borrowings from note payable                                                  --                --
     Repayments on note payable                                                    --          (34,250)
                                                                       --------------    --------------
           Net cash provided by (used in) financing activities                350,512         (120,319)
                                                                       --------------    --------------

           Net change in cash                                                (19,760)           137,052

Cash balance, beginning of period                                             493,057           482,855
                                                                       --------------    --------------
Cash balance, end of period                                            $      473,297    $      619,907
                                                                       ==============    ==============

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

The unaudited financial statements presented herein as of and for the three and six months ended December 31, 2003 and December 31, 2002 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods. The financial data and other information disclosed in these notes to the financial statements related to these periods are unaudited. The balance sheet data at June 30, 2002 is derived from the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002.

Net Income (Loss) Per Share
Basic earnings (loss) per share amounts is computed using the weighted average number of common stock shares outstanding in each period. There are no potentially dilutive securities.

Note 2:  Sales to One Major Customer

A material part of the Company's business is dependent upon sales to major customers, the loss of which would have a material adverse effect on the Company's financial position and results of operation and cash flows. One customer accounted for 68% and 74% of total sales in the nine months ended December 31, 2003 and 2002, respectively. The Company is attempting to expand its customer base to lessen the effect of having one major customer.

Note 3:  Line of Credit

The Company has a $1,000,000 line of credit, which expires May 20, 2004. Advances under the line of credit cannot exceed 80% of eligible accounts receivable and is collateralized by all accounts receivable, inventory and equipment. The line of credit is also personally guaranteed by the Company's majority shareholder. The available borrowing base on the line of credit as of December 31, 2003 was approximately $48,424.

Note 4:  Income Taxes

The effective income tax rates for the nine months ended December 31, 2003 and 2002 are based on the federal statutory income tax rate, increased for the effect of state income taxes, and decreased by the effect of nondeductible expenses and other timing differences.

Note 5: Recent Accounting Pronouncements

We have made no changes in our methods of application of our critical accounting policies from the information provided in our Annual Report on Form 10-K for the year ended June 30, 2003.

RESULTS OF OPERATIONS FOR THE Three and SIX Months ended DECEMBER 31, 2003 and 2002

Net Sales

Net sales increased by $358,663 or 19.6% from $1,833,292 for the three months ended December 31, 2002 to $2,191,955 for the three months ended December 31, 2003 and net sales increased by $218,996 or 5% from $4,387,039 for the six months ended December 31, 2002 to $4,606,035 for the six months ended December 31, 2003 respectively. The increase in sales is primarily due to an increased customer base and increase demand for technology related products.

Gross Profit

Gross profits increased from $423,042 for the three months ended December 31, 2002 to $922,938 for the three months ended December 31, 2003. As a percentage of net sales, gross profits increased from 23% for the three months ended December 31, 2002 to 42% for the three months ended December 31, 2003. The increase in gross margin as a percentage of net sales was primarily due to sales of higher margin products to new customers.

Gross profits increased from $423,042 for the three months ended December 31, 2002 to $922,938 for the three months ended December 31, 2003. Gross profits increased from $1,156,029 for the six months ended December 31, 2002 to $1,708,350 for the six months ended December 31, 2003. As a percentage of net sales, gross profits increased from 23% for the three months ended December 31, 2002 to 42% for the three months ended December 31, 2003. As a percentage of net sales, gross profits increased from 26% for the six months ended December 31, 2002 to 37% for the six months ended December 31, 2003. The increase in gross margin as a percentage of net sales was primarily due to sales of higher margin products to new customers.

The Company acknowledges that pricing pressures due to the competitive market, changes in sales volume, and changes in customer demand, may adversely impact our gross margins in upcoming quarters.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $236,765 from $380,950 for the three months ended December 31, 2002 to $617,715 for the three months ended December 31, 2003. The increase in expenses is primarily due to one time expenditures for legal fees and new personnel.

Selling, general and administrative expenses increased $246,448 from $898,781 for the six months ended December 31, 2002 to $1,145,229 for the six months ended December 31, 2003. The increase is primarily due to a one time legal fees and hiring of new personnel.

Research and development expense for the three months ended December 31, 2002 and December 31, 2003 was $371 and $61,165 respectively. Research and development expense for the six months ended December 31, 2002 and December 31, 2003 was $102,668 and $262,538 respectively. The Company expenses all of research and development costs as they are incurred. The Company expects to continue to invest in system design, and other research and development initiatives. Research and development expenses consist of payroll and related expenses for certification, fabrication, and cost of materials for prototyping and testing units.

Income Taxes

Tax provisions and benefits are based upon management's estimate of the Company's expected annualized effective tax rates.

Liquidity and Capital Resources

On December 31, 2002 and 2003 the Company had net working capital of $2,024,208 and $2,357,296 respectively. The increase in working capital from 2002 to 2003 was primarily due to increased cash on hand, increased receivables and prepaid expenses for the six months ended December 31, 2003 as compared to the prior period.

The Company had net cash used in operating activities of $(432,812) for the six months ended December 31, 2003 compared to net cash provided by operating activities of $330,836 for the six months ended December 31, 2002. The $763,648 difference is primarily due to increased accounts receivable, increased inventory, and an increase in prepaid expenses for the period.

The Company had net cash provided by investing activities of $62,540 for the six months ended December 31, 2003 compared to net cash used in investing activities of $(73,465) for the six months ended December 31, 2002. The $136,006 difference relates primarily to proceeds from notes receivable during the six months ended December 31, 2003.

The Company had net cash provided by financing activities of $350,512 for the six months ended December 31, 2003 compared to net cash used in financing activities of $(120,319) for the six months ended December 31, 2002. The $470,831 difference relates primarily to an increase in borrowings on line of credit and trade accounts, for the six months ended December 31, 2003 as compared to the prior period.

At present, management believes that future cash flow from operations and its existing institutional financing will be sufficient to fund all of the Company's cash requirements for the remaining six months.

ITEM 3.     CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's financials are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the Company's desired disclosure control objectives.

In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company's certifying officer has concluded that the Company's disclosure controls and procedures are effective in reaching that level of assurance.

As of the end of the period being reported upon, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

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

There were no other legal proceedings pending against the Company during the period ending December 31, 2003.

Item 2.      Changes in Securities
There were no changes in rights of securities holders during the period ending December 31, 2003.

Item 3.     Defaults upon Senior Securities
There were no defaults upon senior securities during the period ending December 31, 2003.

Item 4.     Submission of Matters to a Vote of Security-Holders
There were no matters submitted to the vote of securities holders during the period ending December 31, 2003.

Item 5.     Other Information
There were no major contracts signed during the period ending December 31, 2003.

Item 6.     Exhibits and Reports on Form 8-K
There were no exhibits or Form 8-K filed during the period ended December 31, 2003.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act and Certification Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CERTIFICATION

I, Wil Lindgren, certify that:

1.          I have reviewed this report on Form 10-QSB of Immecor Corporation.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

        a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

        b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

        c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures; and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

        d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuers auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

            a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

            b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: December 13, 2003

                                            By:   /s/ Wil Lindgren
                                            ----------------------
                                            Wil Lindgren
                                            Chief Financial Officer

CERTIFICATION

I, Heinot Hintereder, certify that:

1.          I have reviewed this report on Form 10-QSB of Immecor Corporation.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

        a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

        b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

        c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures; and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

        d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

6. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuers auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

            a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

            b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: December 13, 2003                 By:   /s/ Heinot H. Hintereder
                                        ------------------------------
                                        Heinot H. Hintereder
                                        Chief Executive Officer