Form 10QSB
period 2004-03-31
IMMECOR CORP
filed 2004-06-18
CIK 1039962

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,806,528 shares of common stock as of March 31, 2004.

         Transitional Small Business Disclosure Format Yes [  ]  No [X]

                               IMMECOR CORPORATION

                                      INDEX
                                TABLE OF CONTENTS

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Balance sheets at March 31, 2004 (unaudited) and June 30, 2003 Statements of operations for the three and nine months ended March 31, 2004 and 2003 (unaudited)
                Statements of cash flows for the nine months ended March 31, 2004 and 2003 (unaudited)
                Notes to condensed financial statements (unaudited)

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

                               IMMECOR CORPORATION
                                 Balance Sheets

                                     ASSETS

                                                                March 31,               June 30,
                                                                2004                    2003
                                                                (Unaudited)
Current assets:
Cash                                                               $      378,857    $       493,057
Accounts receivable
(Less allowance for doubtful accounts of $12,945 and $22,000)           1,475,911            785,029
Inventories                                                             2,143,141          1,458,828
Notes receivable - current                                                  6,611             29,116
Prepaid and other assets                                                  396,102            158,096
Recoverable Taxes                                                                             73,353
Deferred income taxes                                                          --             29,012
     Total current assets                                               4,400,622          3,026,491

Equipment and improvements, net                                           160,722            236,372
Notes receivable                                                           85,215            124,998
Recoverable taxes                                                           7,946                 --

     Total assets                                                  $    4,654,505    $     3,387,861

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Line of credit                                                     $      754,229    $       351,064
Accounts payable                                                          974,778            453,894
Accrued liabilities                                                       214,582            101,298
     Total current liabilities                                          1,944,589            906,256

Deferred income taxes                                                     110,204             96,027
     Total liabilities                                                  2,054,793          1,002,283

Stockholders' Equity:
Common stock, no par value, 50,000,000 shares authorized;
    5,806,128 shares issued and outstanding                        $      288,855    $       288,855
Retained earnings                                                       2,311,857          2,096,723

     Total stockholders' equity                                         2,600,712          2,285,578

     Total liabilities and stockholders' equity                    $    4,654,505    $     3,387,861



See accompanying notes to financial statements

                               IMMECOR CORPORATION
                            Statements of Operations

                                          For the three months                For the nine months
                                             ended March 31,                     ended March 31,
                                       2004                    2003       2004                     2003
                                                (Unaudited)                         (Unaudited)

Net sales                              $   3,016,486    $ 1,804,412       $   7,622,521  $    6,191,451
Cost of sales                              2,247,321       1,232,333          5,145,006       4,463,343

     Gross profit                            769,165        572,079           2,477,515       1,728,108

Sales and marketing                           55,870         52,124             103,110         178,204
Research and development                      17,066          3,238             279,604         105,906
General and administrative                   786,043        469,393           1,884,032       1,242,094


     Operating income (loss)                (89,814)         47,324             210,769         201,904

Other (income) expense
     Interest expense                         22,340         10,783              61,371          31,025
     Interest (income) income                  (587)        (2,746)             (3,276)         (8,656)
     Other (income) expense                    5,317          (242)             (3,975)           (220)

(Loss) income before income taxes          (116,884)         39,485             156,649         179,755

Income tax expense (benefit)                (42,825)              0            (58,484)         118,224

     Net (loss) income                 $    (74,059)    $    39,485       $     215,133  $       61,531

Net (loss) income per share -
       basic and diluted                    $(0.01)         $0.006              $0.04            $0.01

Weighted average shares used in
     computing net income (loss) per
     share, basic and diluted              5,806,528      5,806,128           5,806,528       5,806,128




See accompanying notes to financial statements

                               IMMECOR CORPORATION
                            Statements of Cash Flows

                                                                                For the nine months
                                                                                  ended March 31,
                                                                          2004                     2003
                                                                                    (Unaudited)

Cash flows from operating activities:
     Net (loss) income                                                 $      215,133            61,531
       Adjustments to reconcile net (loss) income to net cash
          provided by (used in) operating activities:
          Depreciation and amortization                                        81,824            92,477
          Deferred income taxes                                                43,189                --
          Reserve for inventories                                            (10,000)                --
          Changes in operating assets and liabilities:
          Accounts receivable                                               (690,882)         (157,172)
          Income tax recoverable                                               65,407                --
          Inventories                                                       (674,313)            82,944
          Prepaid and other assets                                          (238,006)           (5,098)
          Accounts payable                                                    520,884           136,378
          Accrued liabilities                                                 113,284         (192,477)
          Income taxes payable                                                     --          (39,455)
           Net cash (used in) provided by operating activities              (573,480)          (20,871)

Cash flows from investing activities:
     Purchase of property and equipment                                       (6,174)                --
     Purchase of certificate of deposit                                             -            16,705
     Proceeds from notes receivable                                            64,310                 -
     Increase in notes receivable                                             (2,022)          (82,837)
           Net cash provided by (used in) investing activities                 56,114          (66,132)

Cash flows from financing activities:
     Net borrowings (repayments) from line of credit                          403,165           111,066
     Borrowings from note payable                                                  --                 -
     Repayments on note payable                                                    --          (34,250)
           Net cash provided by financing activities                          403,165            76,816

           Net change in cash                                               (114,201)          (10,187)

Cash balance, beginning of period                                             493,057           482,855
Cash balance, end of period                                            $      378,857    $      472,668


See accompanying notes to financial statements

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

The unaudited financial statements presented herein as of and for the three and nine months ended March 31, 2004 and March 31, 2003 reflect, in the opinion of management, all material adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, results of operations and cash flow for the interim periods. The financial data and other information disclosed in these notes to the financial statements related to these periods are unaudited. The balance sheet data at June 30, 2003 is derived from the audited financial statements included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003.

Net Income (Loss) Per Share
Basic earnings (loss) per share amounts are computed using the weighted average number of common stock shares outstanding in each period. There are no potentially dilutive securities.

Reclassifications
The Company has a reclassified amount of $279,261 from accounts payable to prepaid expenses due to a research and development project where the account was prepaid. The adjustment was previously recorded during the quarter ended December 31, 2003. Such reclassifications have been presented for the nine months ended March 31, 2004.

The Company also reclassified an amount of $119,255 from prepaid commissions to salaries for sales personnel. The adjustment was recorded for the quarter end March 31, 2004 and has been presented for the nine months ended March 31, 2004.

Note 2:  Sales to One Major Customer

A material part of the Company's business is dependent upon sales to major customers, the loss of which would have a material adverse effect on the Company's financial position and results of operation and cash flows. One customer accounted for 66% and 60% of total sales for the three months ended March 31, 2004, and 2003, respectively. One customer accounted for 67% and 69% of total sales in the nine months ended March 31, 2004 and 2003, respectively.

Note 3:  Line of Credit

The Company has a $1,000,000 line of credit, which expires May 20, 2004. Advances under the line of credit cannot exceed 80% of eligible accounts receivable and is collateralized by all accounts receivable, inventory and equipment. The Company's majority shareholder also personally guarantees the line of credit. The available borrowing base on the line of credit as of March 31, 2004 was approximately $44,945.

Note 4:  Income Taxes

The effective income tax rates for the nine months ended March 31, 2004 and 2003 are based on the federal statutory income tax rate, increased for the effect of state income taxes, and decreased by the effect of nondeductible expenses and other temporary differences.

Note 5: Recent Accounting Pronouncements


      In December 2003, the FASB issued SFAS No. 132 (revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No.132R"). This standard prescribes employers' disclosures about pension plans and other postretirement benefits plans, but does not change the measurement of recognition of those plans. SFAS No. 132R retains and revises the disclosure requirements contained in the original standard. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit costs of defined benefit pension plans and other postretirement benefit plans. For public companies, SFAS No. 132R is generally effective for fiscal years ending after December 15, 2003. The Company has adopted the provisions of this statement and it has no material impact on our financial statement.


      The Financial Accounting Standards Board ("FASB") issued FASB Interpretation No.("FIN") 46, "Consolidation of Variable Interest Entities" in January 2003. This interpretation provides guidance on the identification of, and financial reporting for, variable interest entities. Variable interest entities are entities that lack the characteristics of a controlling financial interest or lack sufficient equity to finance its activities without additional subordinated financial support. FIN 46 requires a company to consolidate a variable interest entity if that company is obligated to absorb the majority of the entity's expected losses or entitled to receive the majority of the entity's residual returns, or both. FIN 46 is applicable immediately to variable interest entities created after January 31, 2003. For all variable interest entities created prior to February 1, 2003, FIN 46 is applicable to periods beginning after December 15, 2003. We do not have investments in variable interest entities and do not have any variable interest entities, as defined by FIN 46; as a result, there is no impact on our financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not materially impact our financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 is effective for instruments entered into or modified after May 31, 2003 and is otherwise effective for our first quarter of fiscal year 2004. The adoption of SFAS No. 150 will not have a significant impact on our results of operations and financial position.


Note 5: Related Party Transactions

The Company purchases custom cables and sub assembly work from a vendor that is related to a shareholder and officer of the company. Purchases amounted to $36,061 and $52,852 for nine months ended March 31, 2004 and 2003. Purchases provide the Company with the ability to procure product timely and competitively.

RESULTS OF OPERATIONS FOR THE Three and Nine Months ended March 31, 2004 and
2003

Net Sales

Net sales increased by $1,212,074 or 67% from $1,804,412 for the three months ended March 31, 2003 to $3,016,486 for the three months ended March 31, 2004 and net sales increased by $1,431,070 or 23% from $6,191,451 for the nine months ended March 31, 2003 to $7,622,521 for the nine months ended March 31, 2004 respectively.

The increase in sales is primarily due to new customers and an increase in demand for technology related products. The Company does acknowledge that future increase in sales will depend on its ability to market to new customers and the overall strength of the economy. The year 2004 revenues are in line with management's expectations and the Company's historical trends prior to 2000.

Gross Profit

Gross profits increased from $572,079 for the three months ended March 31, 2003 to $769,165 for the three months ended March 31, 2004. As a percentage of net sales, gross profits decreased from 32% for the three months ended March 31, 2003 to 25% for the three months ended March 31, 2004.

The decrease in gross profit as a percentage of net sales was primarily due to sales of off the shelf components and or products to new customers versus custom build hardware during the three-month period ended March 31, 2004.

Gross profits increased from $1,728,108 for the nine months ended March 31, 2003 to $2,477,515 for the nine months ended March 31, 2004. As a percentage of net sales, gross profits increased from 28% for the nine months ended March 31, 2003 to 33% for the nine months ended for March 31, 2004.

The increase in gross profit as a percentage of sales was primarily due to a new generation of custom built products for new and existing customers released in the first and second quarter of 2004. The Company acknowledges that pricing pressures due to the competitive market, changes in sales volume, and changes in customer demand may adversely impact gross profits in upcoming quarters.

Selling, General and Administrative Expenses

Sales and marketing expenses increased $3,746 from $52,124 for the three months ended March 31, 2003 to $55,870 for the three months ended March 31, 2004.
The increase in expenses is primarily due to an increase in marketing expenses associated to visiting new customers during the three-month period ended
March 31, 2004.

Sales and marketing expenses decreased $75,094 from $178,204 for the nine months ended March 31, 2003 to $103,110 for the nine months ended March 31, 2004. The decrease is primarily due to the accounting for prepaid commissions.

General and administrative expenses increased $316,650 from $469,393 for the three-month period ended March 31, 2003 to $786,043 for the three-month period ended March 31, 2004. General and administrative expenses increased $641,938 from $1,242,094 for the nine-month period ended March 31, 2003 to $1,884,032 for the nine-month period ended March 31, 2004. The increase in expenses are primarily due to an increase in insurance costs, attorney fees, reclassification of commissions, increase in rents and an increase in staff.

Research and development expense for the three months ended March 31, 2003 and March 31, 2004 was approximately $3,238 and $17,066, respectively. Research and development expense for the nine months ended March 31, 2003 and March 31, 2004 was approximately $178,204 and $103,109, respectively. The Company expenses all of research and development costs as they are incurred. The Company expects to continue to invest in system design, and other research and development initiatives. Research and development expenses consist of payroll and related expenses for certification, fabrication, and cost of materials for prototyping and testing units.

Income Taxes

The Company uses the liability  method in accounting for income taxes.
Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that some or all of a deferred tax asset may not be realized. Income tax benefit (provision)is comprised of the taxes receivable (payable)for the net change during the period in deferred tax assets and liabilities.

Liquidity and Capital Resources

On March 31, 2004 and 2003 the Company had net working capital of $2,456,033 and $2,120,235 respectively. The increase in working capital from 2003 to 2004 is primarily due to an increase in accounts receivable, inventory, and prepaid assets.

The Company had net cash used in operating activities of $(20,871) for the nine months ended March 31, 2003 compared to net cash used in operating activities of $(573,479) for the nine months ended March 31, 2004. The $(554,005) difference is primarily due to the increase in accounts receivable, prepaid expenses, and inventory for the nine months ended March 31, 2004.

The Company had net cash used in investing activities of $(66,132) for the nine months ended March 31, 2003 compared to net cash provided by investing activities of $56,114 for the nine months ended March 31, 2004. The $122,246 difference relates primarily to proceeds from notes receivable during the nine months ended March 31, 2004.

The Company had net cash provided by financing activities of $76,816 for the nine months ended March 31, 2003 compared to net cash provided by financing activities of $403,165 for the nine months ended March 31, 2004. The $326,349 difference relates primarily to an increase in borrowings on line of credit as a result of extended trade terms to customers due to the slow economy for the nine months ended March 31, 2004 as compared to the prior period.

As of March 31, 2004, the Company was in compliance with all of its covenants, financial or otherwise. At present, management believes that future cash flows from operations and its existing institutional financing will be sufficient to fund all of the Company's cash requirements for the remaining three months of 2004. There were no substantial commitments for purchase orders outside the normal purchase orders used to secure product as of March 31, 2004.

                                    PART II.
                                OTHER INFORMATION

Item 1.  Legal Proceedings

In October 2002, the Company received a lawsuit from R.G. Technical for approximately $63,000, stating that the R.G. Technical had a contractual agreement with Immecor for services performed on behalf of Genex, a vendor to Immecor. The Company received a non-binding arbitration award in its favor, but is requesting that the lawsuit be dismissed and if the lawsuit is not dismissed, the Company will proceed with full legal action against R.G. Technical for malicious prosecution. A preliminary trial hearing date is scheduled for May of 2004.

On February 19, 2004, the Company received a dismissal of all allegations by a former employee who was seeking damages relating to a sex and pregnancy discrimination complaint. The Company disputed the claim and won a victory when the plaintiff dismissed all charges with prejudice.

On March 30, 2004 the Company received a lawsuit from a former employee seeking damages relating to a wrongful termination, harassment and disability discrimination complaint. The Company disputes the lawsuit and believes that there is no basis for the lawsuit, and that the Company is requesting the matter to be dismissed.

There were no other legal proceedings pending against the Company during the period ending March 31, 2004.

Item 2.      Changes in Securities
There were no changes in rights of securities holders during the period ending March 31, 2004.

Item 3.     Defaults upon Senior Securities
There were no defaults upon senior securities during the period ending March 31, 2004.

Item 4.     Submission of Matters to a Vote of Security-Holders
There were no matters submitted to the vote of securities holders during the period ending March 31, 2004.

Item 5.     Other Information
There were no major contracts signed during the period ending March 31, 2004.

Item 6.     Exhibits and Reports on Form 8-K
There were no exhibits or Form 8-K filed during the period ended March 31, 2004.

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

Date: May 31, 2004

                                   By:   /s/ Wil Lindgren
                                   -------------------------------------------
                                   Wil Lindgren, CFO

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

Date: May 31, 2004


                                    By:   /s/ Heinot H. Hintereder
                                    -------------------------------------------
                                    Heinot H. Hintereder, CEO